Form 10-Q
period 1995-10-31
INNOVATIVE TECH SYSTEMS INC
filed 1995-12-18
CIK 824008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q


         Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

              For  the three months ended October 31, 1995

                   Commission File Number: 33-17856-C


                      INNOVATIVE TECH SYSTEMS, INC.
         (Exact name of Registrant as specified in its charter)

                       Illinois            65-0071222
                    (State or other      (IRS Employer
                     jurisdiction
                  of incorporation or    Identification
                     organization)          Number)


         444 Jacksonville Road, Suite 200, Warminster, PA 18974
              (Address, including zip code, of registrant's
                      principal executive offices)

                             (215) 441-5600
                     (Registrant's telephone number,
                          including area code)


            (Former name, address and fiscal year, if changed
                           since last report)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                              YES xx          NO

      Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                              Class: Common

              Outstanding at December 15, 1995: 10,227,837




                      INNOVATIVE TECH SYSTEMS, INC.

                      Index to Financial Statements



PART I - FINANCIAL INFORMATION                            Page(s)


Item 1.

      Balance Sheets as of October 31, 1995 and  January     3-4
31, 1995

     Statements of Operations for the three months ended       5
October 31, 1995 and 1994

      Statements of Operations for the nine months ended       6
October 31, 1995 and 1994

      Statements of Cash Flows for the nine months ended       7
October 31, 1995 and 1994

     Notes to Financial Statements                          8-10


Item 2.

      Management's Discussion and Analysis of  Financial
Condition and Results of Operations                        11-13



PART II - OTHER INFORMATION

Item 6.

     Exhibits and Reports on Form 8-K                         14




                      INNOVATIVE TECH SYSTEMS, INC.

                             BALANCE SHEETS






ASSETS                                 October    January
                                         31,        31,
                                         1995      1995
                                      (Unaudited) (Audited)

Current assets:
Cash and cash equivalents             $2,649,042  $5,336,009


Restricted cash                          733,685         -
Accounts receivable, net               1,216,438    384,418
Officer advance                           35,455     14,869
Due from related party                         -     50,000
Prepaid insurance                         20,250         -

Total current assets                   4,654,870  5,785,296


Property and equipment, net              587,245    314,266

Computer software, net of
accumulated amortization of
$335,364 and $231,373 at
October 31, 1995 and
January 31, 1995, respectively          369,928   402,754


Other assets                              8,000     3,990


Total assets                         $5,620,043 $6,506,306






    The accompanying notes are an integral part of the financial statements


                      INNOVATIVE TECH SYSTEMS, INC.

                             BALANCE SHEETS


                                        October     January
                                          31,         31,
                                         1995        1995
                                      (Unaudited)  (Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                     $162,916  $173,586

  Accrued expenses                            -    38,743
  Accrued payroll and related costs         636    91,482
  Income taxes accrued                   31,450    31,450
  Deferred revenue                       62,535    82,050

Total current liabilities               257,537   417,311



Commitments & contingent liabilities

Shareholders' equity:
Preferred  stock, no par value;
authorized 200,000,000  shares            -        -


Common stock, par value $.0185;
authorized 100,000,000 shares, issued and
outstanding 10,227,837 as of
October  31, 1995 and January 31, 1995  189,215    63,071

Additional  paid-in capital           6,475,501  6,601,645

Warrants                              790,750     790,750
Notes receivable                     (100,000)   (100,000)
Accumulated deficit                (1,992,960) (1,266,471)


     Total shareholders' equity      5,362,506   6,088,995

Total liabilities and
shareholders' equity                 5,620,043   6,506,306




 The accompanying notes are an integral part of the financial statements





                      INNOVATIVE TECH SYSTEMS, INC.

                        STATEMENTS OF OPERATIONS


                                             For the Three Months
                                                    Ended

                                               October    October
                                                 31,        31,
                                                1995       1994

     Revenues                                   $917,696  $264,302

     Cost of revenues                             43,889    21,965
     Selling, general and administrative         923,383   683,103
     expenses

     Loss from operations                       (49,576)  (440,766)

     Interest expense                                  -     (498)
     Other income                                 59,306    64,674

     Income (loss) before income taxes and         9,730  (376,590)
     extraordinary item

     Benefit from income taxes                         -  (26,152)

     Income (loss) before extraordinary item       9,730  (350,438)


     Extraordinary item - loss on                      -  (262,392)
     extinguishment of debt

     Net income (loss)                        $    9,730  (612,830)



     Income (loss) per common share:

     Income (loss) before extraordinary item        $.001   $(.035)

     Extraordinary item - loss on
     extinguishment of debt                            -     (.026)

     Income (loss) per common share                $.001   $(.061)


     Weighted average shares outstanding      10,227,837   9,959,265
     (see note 6)




     The accompanying notes are an integral part of the financial statements








                      INNOVATIVE TECH SYSTEMS, INC.

                        STATEMENTS OF OPERATIONS


                                             For the Nine Months
                                                    Ended

                                              October   October
                                                31,       31,
                                                1995      1994

     Revenues                                $1,795,017 $928,691

     Cost of revenues                           133,058   55,584
     Selling, general and administrative      2,707,157  1,385,923
     expenses

     Loss from operations                   (1,045,198)  (512,816)

     Interest expense                               -     (83,301)

     Other income                               318,709   75,408

     Loss before income taxes and             (726,489)  (520,709)
     extraordinary item

     Benefit from income taxes                        -  (26,152)


     Loss before extraordinary item           (726,489)  (494,557)

     Extraordinary item - loss on                     -  (262,392)
     extinguishment of debt

     Net loss                                $(726,489) $(756,949)



     Loss per common share:

     Loss before extraordinary item             $(.071)  $(.068)

     Extraordinary item - loss on
     extinguishment of debt                        -       (.036)

     Loss per common share                      $(.071)  $(.104)



     Weighted average shares outstanding     10,227,837  7,235,208
     (see note 6)




     The accompanying notes are an integral part of the financial statements








                      INNOVATIVE TECH SYSTEMS, INC.
                        STATEMENTS OF CASH FLOWS

                                           For the Nine Months
                                                  Ended
                                           October    October
                                             31,        31,
                                            1995       1994
Cash flows from operating activities:
 Net loss                                $(726,489)  $(756,949)


Adjustments to reconcile net loss to
net cash used in operating
activities:
 Depreciation and amortization              172,080     78,791
  Extraordinary loss and amortization of          -    325,000
original issue discount
Changes in operating assets and
liabilities:
     Accounts receivable                  (832,020)     66,053
     Officer advance                       (20,586)     (8,458)

     Due from related party                  50,000          -
     Prepaid insurance                     (20,250)          -

     Other assets                           (4,010)     (1,490)

     Accounts payable                      (10,670)    105,368
     Accrued expenses                      (38,743)   (19,166)
     Income taxes                                 -   (45,000)
     Accrued payroll and related costs     (90,846)      9,006
     Deferred income taxes                        -     11,400
     Deferred revenue                      (19,515)     16,095
     Net cash used in operating         (1,541,049)  (219,350)
       activities

Cash flows from investing activities:
Purchase of property and equipment       (195,939)   (195,269)

Leasehold improvements                   (145,129)          -
Capitalization of software                 (3,431)    (34,922)
development tools
Capitalization of software                (67,734)   (283,083)
development costs
Restricted cash                          (733,685)     -

Proceeds from note receivable                 -        -

Note receivable                               -        -

Net cash used in investing             (1,145,918)   (513,274)
activities

Cash flows from financing activities:
    Private placement of common stock             -     48,100

    Net proceeds from public offering             -   6,442,025

    Notes receivable                              -   (100,000)

    Proceeds from note payable                    -   1,300,000

    Repayment of note payable                     -  (1,300,000)

Net cash provided by financing activities         -   6,390,125


Net (decrease) increase  in             (2,686,967)   5,657,501
cash and cash equivalents

Cash and cash equivalents, beginning  of  5,336,009     226,022
period
Cash and cash equivalents, end of period  2,649,042   5,883,523



Cash paid during the period for:
Income taxes                                      -     $7,448

The accompanying notes are an integral part of the financial statements.


                      NOTES TO FINANCIAL STATEMENTS

The accompanying financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes.

     1.  Property and Equipment:

    Property and equipment are comprised of the following:

                                  October    January
                                    31,        31,
                                    1995       1995
                                 (unaudited)  (audited)


          Computers and  office
          equipment                $375,196   $315,112
          Furniture and fixtures    224,422     89,717

          Leasehold                 145,129          -
          improvements
                                    744,747    404,829
          Less accumulated
          depreciation            (157,502)   (90,563)


                                   $587,245   $314,266



2.  Loss Per Common Share:

The computations of loss per common share and fully diluted loss per share were the same for the periods ended October 31, 1995 and 1994.

3.  Deferred Revenue:

Deferred revenue of $62,535 at October 31, 1995 represents advances paid by customers for maintenance services not yet performed. This amount is recognized ratably over the life of the maintenance contract.

4.  Private Placement of Common Stock:

On April 29, 1994 the Company completed a private placement, agreed to on November 18, 1993, in which 1,556,634 shares of restricted Common Stock were sold to six outside investors for $48,100. All voting rights pertaining to such shares of the Common Stock have been assigned to two officers of the Company. The funds raised in the private placement were used for the purchase of computer equipment and furniture. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, the 1,556,634 shares privately placed at a price lower than the public offering price on July 26, 1994 are treated as outstanding for all periods presented.

               NOTES TO FINANCIAL STATEMENTS - (Continued)
5.  Bridge Debt:

On May 11, 1994, the Company issued $1,300,000 principal amount of seven percent Promissory Notes (the Bridge Debt) and 3,900,000 common stock purchase warrants (the Bridge Debt Warrants). The Bridge Debt Warrants were valued at the public offering price of $.083 per warrant, aggregating $325,000, which constituted original issue discount on the debt. Each Bridge Debt Warrant is exercisable to purchase one share of Common Stock at an exercise price of $2.33 per share during the 60 month period commencing 12 months after the effective date of the Company's Public Offering, which was July 26, 1994. The Company issued the Bridge Debt and the Bridge Debt Warrants to a limited group of investors, who were previously unaffiliated with the Company, for aggregate consideration of $1,300,000. The Bridge Debt was repayable together with interest at the rate of seven percent per annum upon the earlier of (I) the Company's consummation of a public or private financing of its equity securities or (ii) 12 months after issuance. The effective rate of interest on this Bridge Debt was 42.7%. The Bridge Debt Warrants were automatically converted into Redeemable Warrants on July 26, 1994, when the Company's Public Offering became effective. On August 2, 1994, the Company repaid the $1,300,000 Bridge Debt, including interest of $20,693. The original issue discount was charged to the statement of operations as interest expense of $62,608 and an extraordinary loss on extinguishment of debt of $262,392. There were no underwriting discounts or commissions paid in connection with these transactions.

6. Stock Splits:

The Board of Directors of the Company approved a three-for-one split of all outstanding shares of Common Stock and all outstanding Common Stock Purchase Warrants on August 23, 1995. The three-for-one split was effective on September 18, 1995.
The shareholders of the Company approved a one-for-18.54 reverse stock split of all outstanding shares of Common Stock on July 22, 1994.
All historic share amounts in the accompanying financial statements and notes to financial statements have been adjusted to reflect the stock splits. All references in the statements of operations with regard to average number of shares of Common Stock and related per share amounts have been calculated giving retroactive effect to the stock splits.

7.  Preferred Stock:

On July 22, 1994, the shareholders of the Company approved the conversion of all Senior Preferred Stock into Common Stock on a one-for-one basis (prior to the reverse stock split) and the authorization of a new class of preferred stock with no par value and 200,000,000 authorized shares.

8.  Public Offering:

On July 26, 1994, the Company completed a public offering of 3,900,000 shares of its Common Stock and 5,400,000 Redeemable Warrants. On August 2, 1994, the Company received net proceeds of $6,043,433 from the offering, and charged $347,179 relating to legal, accounting, printing and filing fees to equity as a reduction of the net proceeds.
On September 14, 1994, the Company's underwriter exercised the over-allotment option to purchase up to 585,000 additional shares of Common Stock and/or 810,000 Redeemable Warrants. An additional 472,920 shares of Common Stock and 810,000 Redeemable Warrants were purchased. The net proceeds received by the Company were $743,534.

The shares of Common Stock and Redeemable Warrants are separately tradeable. Each Redeemable Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $2.33 for a period of 60 months commencing 12 months after the effective date of the offering. Each Redeemable Warrant is redeemable by the Company at a redemption price of $.083 per Redeemable Warrant commencing 15 months after the effective date of the offering upon not less than 30 days prior written notice by the Company, provided that the average closing bid price of the Common Stock equals or exceeds $2.92 for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day immediately prior to the notice of redemption.
On November 27, 1995, the Company received proceeds of $59,400 from the exercise of underwriter warrants, which were offered in connection with the July 26, 1994 Public Offering.

9.  Supplemental Statement of Cash Flow Information:

The Company acquired $1,235 of property and equipment for which payment had not been made at October 31, 1995, which is included in accounts payable.

10.  Significant Customers:

For the three months ended October 31, 1995, revenues from CIBC, Principal Financial Group and the United States Department of Defense were approximately 23%, 16% and 15%, respectively, of total revenues. For the three months ended October 31, 1994, revenues from the United States Department of Defense were approximately 37% of total revenues.

11. Related Party Transactions:

On September 2, 1994 the Company loaned $50,000 to each of two officers, who are also major shareholders of the Company. These notes were repaid in full on April 28, 1995. On March 29, 1995 the Company loaned an additional $50,000 to each of these two officers. The notes are not collateralized, non-interest bearing and are repayable in full on March 29, 1996. The notes are classified as a reduction of shareholders' equity in the October 31, 1995 balance sheet. These notes were repaid in full on November 28, 1995.

On January 20, 1995, the Company loaned $50,000 to Thompson Enterprises, L.P., a limited partnership, which is classified as a current asset in the Company's balance sheet at January 31, 1995. The amount was repaid in full on April 20, 1995.

On March 17, 1995, the Company pledged a six month $700,000 certificate of deposit as collateral for a mortgage loan obtained by Thompson Enterprises, L.P., which is classified as restricted cash in the accompanying balance sheet.

12.  Notes Receivable:

On March 3, 1995, the Company loaned $1,000,000, which was held in escrow, to a non-affiliated company. The loan was evidenced by a promissory note, which provided for the payment of a $10,000 origination fee on March 13, 1995 and an additional $90,000 origination fee on May 2, 1995. The loan and the origination fee were paid in full on May 5, 1995.

On May 12, 1995, the Company loaned $750,000, which was held in escrow, to a non-affiliated company. The loan is evidenced by a promissory note, which provided for the payment of a $55,000 origination fee on June 1, 1995. The loan was paid in full on August 24, 1995.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Liquidity and Capital Resources

In the first quarter of fiscal 1995, the Company was in need of capital to finance the purchase of computer development equipment and traditional bank financing was not available on terms acceptable to the Company. To provide the needed capital, the Company completed a private placement (the Private Placement) on April 29, 1994 in which 1,556,634 shares of restricted Common Stock were sold to six outside investors for $48,100, or $.03 per share. All voting rights pertaining to such shares of the Common Stock have been assigned to two officers of the Company. The funds raised in the private placement were used for the purchase of computer equipment and furniture.

On May 11, 1994, the Company issued $1,300,000 principal amount of seven percent Promissory Notes (the Bridge Debt) and 3,900,000 common stock purchase warrants (the Bridge Debt Warrants). Each Bridge Debt Warrant is exercisable to purchase one share of Common Stock at an exercise price of $2.33 per share during the 60 month period commencing 12 months after the effective date of the Company's Public Offering, which was July 26, 1994. The Company issued the Bridge Debt and the Bridge Debt Warrants to a limited group of investors, who were previously unaffiliated with the Company, for aggregate consideration of $1,300,000. The Bridge Debt Warrants were automatically converted into Redeemable Warrants on July 26, 1994, when the Company's Public Offering became effective. On August 2, 1994, the Company repaid the $1,300,000 Bridge Debt, including interest of $20,693.

The shareholders of the Company approved a one-for-18.54 reverse stock split of all outstanding shares of Common Stock on July 22, 1994. As a result, all historic share amounts and per share amounts in the accompanying balance sheets have been adjusted to reflect the reverse stock split. All references in the statements of operations with regard to average number of shares of Common Stock and related per share amounts have been calculated giving retroactive effect to the one-for-18.54 reverse stock split.

On July 22, 1994, the shareholders of the Company approved the conversion of all Senior Preferred Stock into Common Stock on a one-for-one basis (prior to the reverse stock split) and the authorization of a new class of preferred stock with no par value and 200,000,000 authorized shares. On July 26, 1994, the Company completed a public offering of 3,900,000 shares of its Common Stock and 5,400,000 Redeemable Warrants. On August 2, 1994, the Company received proceeds of $6,043,433 from the offering. On September 14, 1994, the Company's underwriter exercised the over-allotment option to purchase up to 585,000 additional shares of Common Stock and/or 810,000 Redeemable Warrants. An additional 472,920 shares of Common Stock and 810,000 Redeemable Warrants were purchased. The proceeds received by the Company were $743,534.

On August 23, 1995, the Board of Directors of the Company approved a three-for-one split of all outstanding shares of Common Stock and all outstanding Common Stock Purchase Warrants. The split was effective on September 18, 1995.

The Company's cash position, including restricted cash of $733,685, at October 31, 1995 decreased $1,953,282 or 37% from the January 31, 1995 balance. The decrease was primarily attributable to $1,541,049 used in operations to support the Company's product development efforts, and increased advertising and marketing activities. Advertising and marketing activities accounted for $406,083 of the decrease. In addition, the Company purchased $195,939 of property and equipment, and $145,129 in leasehold improvements. The leasehold improvements relate to the Company's move to its new headquarters located in Warminster, Pennsylvania. The move was effective on September 1, 1995.

The most significant product development efforts relate to the development of a Microsoft Windows version of the Company's SPAN-FM software products. In connection with these efforts, the Company capitalized $71,165 during the nine months ended October 31, 1995. In accordance with the provisions of SFAS No. 86, the Company expensed all costs incurred in order to reach technological feasibility. Technological feasibility was reached in April 1994, as evidenced by the Company's working models of the products. There were no costs capitalized for the three months ended October 31, 1995 as the Windows version of the SPAN FM products are currently available for release. The capitalized costs are being amortized over a 5 year period.

The Company has expanded its direct sales staff by hiring regional sales representatives that operate from their homes with product shipment, support and customization being done from the Company's home office in Warminster, Pennsylvania. The Company currently has regional sales representatives located in Boston; Tampa; Winnipeg, Canada; New York; Philadelphia and Los Angeles.

The Company has signed an exclusive five-year OEM agreement with the Intergraph Corporation to private label certain Innovative Tech software packages. The financial terms of the agreement provide for Innovative Tech to receive 30 percent royalties on all sales of the SPAN-FM software by Intergraph Corporation. Minimum royalties during each year of the agreement must be $1.5 million in order for Intergraph Corporation to maintain exclusive distribution rights. The Company received $75,420 and $172,170 in royalties pursuant to the agreement for the three and nine months ended October 31, 1995, respectively.

Accounts receivable at October 31, 1995 increased $832,020 over the January 31, 1995 balance. This increase is due primarily to the increased sales volume during the three months ended October 31, 1995. The Company has not experienced any material collection difficulties.

Working capital at October 31, 1995 was $4,397,333. Included in accounts payable at October 31, 1995 is $1,235 of property and equipment which was paid in the fourth quarter of fiscal year 1996. The Company has no loans or notes payable at October 31, 1995.

The Company's cash position at October 31, 1994 increased $5,657,501 from the January 31, 1994 balance of $226,022. The increase was due to the proceeds received from the public offering. The proceeds were used to support the hiring of additional sales, marketing and software development personnel (41 employees at October 31, 1994 vs. 23 employees at April 30, 1994), and the purchase of $172,644 of furniture and equipment. In addition the Company paid $344,942 for professional fees associated with the Company's public offering.

Accounts receivable at October 31, 1994 decreased $66,053 over the January 31, 1994 balance. The Company has not experienced any material collection difficulties.

  Results of Operations

Revenues for the three months ended October 31, 1995 and 1994 were $917,696 and $264,302, respectively. Revenues for the nine months ended October 31, 1995 and 1994 were $1,795,017 and $928,691, respectively.
Management attributes these increases to the release of the Windows version of its SPAN-FM products, and increased sales and marketing activities.

The Company continues to provide services to the Department of Defense, and sales made by the Company to the Department of Defense constituted approximately 15% and 37% of the Company's total revenues for the three months ended October 31, 1995 and 1994. The Company anticipates that sales to the United States Department of Defense will continue to be a significant part of the Company's revenues during fiscal year 1996. Such continued sales to the United States Department of Defense will arise as a result of the Company's performance of its obligations under existing agreements with the United States Department of Defense.

Cost of revenues were $43,889 and $21,965 for the three months ended October 31, 1995 and 1994, respectively. Cost of revenues were $133,058 and $55,584 for the nine months ended October 31, 1995 and 1994, respectively. Included within cost of revenues is computer hardware purchased by the Company and subsequently sold to customers, and amortization of capitalized software. Hardware purchases are made only as required under customer contracts. Therefore, the volume of hardware purchases may fluctuate significantly based upon specific contract requirements.

Selling, general and administrative expenses for the three months ended October 31, 1995 increased $240,280 over the three month period ended October 31, 1994. Selling, general and administrative expenses for the nine months ended October 31, 1995 increased $1,321,234 over the nine month period ended October 31, 1994. The increase is due primarily to increased wages incurred by the Company as a result of hiring additional employees to support the Company's development, sales and marketing efforts. As a result of these increased development and marketing efforts, management expects revenues to increase, as evidenced by the significant revenue growth reported for the three months ended October 31, 1995; however, there can be no assurance that revenues will continue to increase.

Revenues for the three months ended October 31, 1994 and 1993 were $264,302 and $322,291, respectively. The Company continues to provide services to the Department of Defense, and sales made by the Company to the Department of Defense constituted approximately 37% and 40% of the Company's total revenues for the three months ended October 31, 1994 and 1993. The Company anticipates that sales to the United States Department of Defense will continue to be a material part of the Company's revenues during the remainder of the Company's 1995 fiscal year. Revenues for the nine months ended October 31, 1994 and 1993 were $928,691 and $1,148,612 respectively. The difference is attributable to the increased volume of revenues from the United States Department of Defense during 1993. In addition, sales were somewhat affected by the anticipated release of the Microsoft Windows version of the SPAN product line.

Selling, general and administrative expenses for the three and nine months ended October 31, 1994 increased $409,193 and $640,230 over the three and nine months ended October 31, 1993, respectively. The increase was due primarily to increased wages incurred by the Company as a result of hiring employees to increase marketing and development efforts. As a result of such increased marketing and development efforts, management expects revenues to increase, however there can be no assurance that revenues will increase.

Net  income (loss) for the three months ended October 31, 1994  and  1993 was $(612,830) and $4,677, respectively. Net income (loss) for the nine months ended October 31, 1994 and 1993 was $(756,949) and $165,774, respectively. The loss for the three and nine month period was due to the increased selling , general and administrative expenditures described above, and the non-cash interest charge of $325,000 relating to amortization of the original issue discount on the $1.3 million bridge debt. The original issue discount was recorded as interest expense of $62,608 and extraordinary loss on early extinguishment of debt.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)    Exhibits required by Item 601 of Regulation S-K.

    None.

  (b)    Reports on form 8-K.

    None.



                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              INNOVATIVE TECH SYSTEMS, INC.
                                             (Registrant)




Dated:  December 15, 1995


Innovative Tech Systems, Inc.




By:\s\Louis J. Desiderio
         Louis J. Desiderio,
         Vice President, Chief Financial Officer
         and Assistant Secretary