Form 10-K
period 1996-01-31
INNOVATIVE TECH SYSTEMS INC
filed 1996-04-30
CIK 824008

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended January 31, 1996

                       Commission File Number: 33-17856-C

                          INNOVATIVE TECH SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

          ILLINOIS                                              65-0071222
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

  444 JACKSONVILLE ROAD, SUITE 200

      WARMINSTER, PENNSYLVANIA                                   18974
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (215) 441-5600


Securities registered pursuant to Section 12(b) of the Act:

  Title of each class:                Name of each exchange on which registered:
  --------------------                ------------------------------------------

Common Stock, $.0185 par value        Nasdaq Small Cap, Boston and Pacific Stock Exchanges

Redeemable Warrants                   Nasdaq Small Cap, Boston and Pacific Stock Exchanges



Securities registered pursuant to Section 12(g) of the Act:      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  X   No
                                            ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                        Yes  X   No
                                            ---     ---

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on April 24, 1996, was $17,540,184. Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                          Class: Common

                    Outstanding at April 24, 1996: 10,227,837

PART I

ITEM 1. BUSINESS

The Company was incorporated under the laws of the state of Illinois on May 2, 1986 as Windy City Capital Corporation. Prior to January, 1990, the Company was a publicly-held corporation engaged in the business of acquiring existing businesses in exchange for the issuance of Company securities and the payment of small amounts of cash.

In January, 1990, Windy City Capital Corporation issued 22,750,000 shares of restricted common stock to Innovative Tech Systems, Inc., a Pennsylvania corporation, pursuant to an asset purchase agreement, whereby the Company purchased substantially all of the assets of Innovative Tech Systems, Inc., including a space analysis software product and a note receivable. The Company's name was changed to Innovative Tech Systems, Inc. ("Innovative Tech") in connection with such transaction.

On February 7, 1990, the Company acquired from Micro-Vector, Inc., a New York corporation, all copyrights, contracts, and source code to the following software products: space projections, vertical stacking, block studies, inventory, lease master, construction budgeting, and stacksheet. The products were acquired for a combination of cash, notes and common stock with registration rights (which rights have since expired.)

Since the consummation of such transactions, the Company has been engaged in the business of designing, developing, and marketing proprietary computer-integrated facilities management ("CIFM") software products. CIFM is a term developed by the Company to describe the integrated products and services which the Company provides to the facilities management industry. Computer-aided facilities management or "CAFM" software products were previously available to service this need within the facilities management industry, and such CAFM products continue to be marketed in competition with the Company's CIFM products.

On July 26, 1994, the Company completed a public offering of 3,900,000 shares of its Common Stock and 5,400,000 Redeemable Warrants. On August 2, 1994, the Company received net proceeds of $6,043,433 from the offering. On September 14, 1994, the underwriter exercised the over-allotment option to purchase up to 585,000 additional shares of Common Stock and/or 810,000 Redeemable Warrants. An additional 472,920 shares of Common Stock and 810,000 Redeemable Warrants were purchased. The net proceeds received by the Company were $743,534.

The Board of Directors of the Company approved a three-for-one stock split of all outstanding shares of Common Stock and all outstanding Redeemable Warrants on August 23, 1995. The three-for-one split was effective on September 18, 1995. The shareholders of the Company approved a one-for-18.54 reverse stock split of all outstanding shares of Common Stock on July 22, 1994.

The shares of Common Stock and Redeemable Warrants are separately tradeable. Each Redeemable Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $2.33 for a period of 60 months commencing on July 26, 1995. Each Redeemable Warrant is redeemable by the Company at a redemption price of $.083 per Redeemable Warrant commencing on October 26, 1995 upon not less than 30 days' prior written notice by the Company, provided that the average closing bid price of the Common Stock equals or exceeds $2.92 for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day immediately prior to the notice of redemption.

THE AUTOMATED CIFM INDUSTRY

The CIFM industry refers to the tracking and cost control of the design, construction, and management phases of a particular project or facility. Automated CAFM applications first appeared in the late 1970's with the advent of extremely expensive mainframe solutions. By 1983, a four-user turnkey system typically sold for between $400,000 and $600,000, thus eliminating a very large portion of the available market. During the 1985 to 1987 period, expensive
PC-
based solutions were introduced and by 1988, the market had matured to the point that DOS-based solutions were significantly influencing automated facilities management product sales.

The Company believes that the automated facilities management industry is developing due to the fact that CIFM software applications aid in the control of expenses for corporations and other business entities. With the availability of local area network or "LAN" solutions to provide CIFM software databases as a shared resource within an organization, management believes that the industry should continue to grow.

COMPANY PRODUCTS/SERVICES - THE INNOVATIVE TECH SOLUTION

The Company has developed, field-tested and actively markets an exclusive line of facilities management software products called SPAN-FM(TM). The Company's products are sold as a suite, which includes seven modules. In addition, two modules are sold individually. The Company believes that its integrated product line meets the needs of a wide range of users in the facilities and asset management marketplace. The Company's product line operates on DOS-based and Microsoft Windows(R) based personal computers or local area networks, but has the ability to operate under various PC-based networks.

The SPAN-FM(TM) series of products automates the tracking of existing facilities and assets in those facilities, as well as providing the capability of developing extremely accurate cost analyses for new facilities. The SPAN-FM(TM) series of products is one of the few existing facilities management PC-based products that will run without an associated computer-aided design (CAD) package.

The SPAN-FM(TM) family of products is primarily engineered for use by facility managers, space planners, architects, interior designers, asset managers, telecommunications and cable professionals, maintenance managers, and strategic planners. All of the SPAN-FM(TM) products are integrated for use with one another, which enables users to easily add new modules to their existing SPAN-FM(TM) system. In addition, the Company's products all include a similar user interface, which makes it easier for end-users to learn to use additional Innovative Tech products.

The Company's customers include companies in the fields of insurance, banking, manufacturing, retail and healthcare. They also include public utilities, government agencies and academic institutions. In addition, professional entities, such as architectural/engineering, interior design, accounting and management consulting firms, use the SPAN-FM(TM) series of products in providing facilities management services to their clients.

COMPETITION

The Company competes with numerous companies. The Company is not aware of any published information as to the size of the computerized facilities management market in which the Company competes. Accordingly, the Company is unable to estimate its proportionate share of sales made in such market or the potential for growth in such market. Although the Company believes that there are no dominant competitors, the Company faces competition from many companies on a specific module basis. The Company's ability to compete favorably is, in significant part, dependent upon its ability to control costs, react timely and appropriately to short and long-term trends and competitively price its products and services. Firms compete in the facilities management industry based on product functionality, product reliability, price, performance characteristics, ease of product use, end-user support, distribution networks, and corporate reputation.

INTELLECTUAL PROPERTY RIGHTS

The Company relies primarily on a combination of copyright law and trade secret law to protect its proprietary technology. In most cases, the Company distributes its products under "shrink-wrap" software license agreements which grant end-users licenses to the Company's products and which contain various provisions to protect the Company's ownership of, and the confidentiality of, the underlying technology. The Company also requires its employees and other parties with access to its confidential information to execute agreements prohibiting the unauthorized use or disclosure of the Company's technology. Despite these precautions, it may be possible for a third party to misappropriate the

Company's technology or to independently develop similar technology. In addition, "shrink-wrap" licenses, which are not signed by the end-user, may be unenforceable in certain jurisdictions.

The Company presently intends to make all appropriate filings and registrations, and take all other actions necessary, to obtain and protect all trademarks, copyrights, tradenames and all other intellectual property rights relating to the Company's products. The Company is in the process of trademarking the SPAN-FM(TM) logo. Management believes that no single copyright, patent or technology license is material to the Company's business.

The Company believes that, due to the rapid pace of technological innovation within the CIFM industry, the Company's ability to establish and maintain a position of technological leadership in the CIFM industry is more dependent upon the skills of its development personnel than upon the legal protection afforded its existing technology.

PRODUCT DEVELOPMENT

The Company believes that its future success will depend upon its ability to enhance its existing products and develop and introduce new products which keep pace with technological developments in the marketplace and address the increasingly sophisticated needs of its end-users. The Company intends to expand its existing product offerings and to introduce new application products for the computer integrated facilities management industry.

While the Company expects that certain of its new products will be developed internally, the Company may, based on timing and cost considerations, expand its product offerings through acquisitions. The Company is always open to investigating possible acquisitions of businesses related or complementary to its activities. As part of this process, the Company is currently in various stages of discussions with one or more companies concerning potential acquisitions. However, the Company has no binding arrangements or commitments with respect to any transaction, and there can be no assurance that the Company will make any particular acquisition.

The Company currently offers nine product modules. The Company has, in the past, released enhanced versions of its software modules at least once each year. All of the Company's software modules share the same technological foundation, which makes the enhancement of the entire product line more efficient. Software enhancements to a product are usually driven by requests received from existing end-users or by interviews with certain key end-users and by competitive analysis. As part of its ongoing product enhancements, the Company has completed development of a Microsoft Windows(R) version of its SPAN-FM(TM) products. In connection with these development efforts, the Company has capitalized $457,392 through January 31, 1996.

MARKETING AND DISTRIBUTION - THE INNOVATIVE TECH STRATEGY

The Company has identified several specific markets for the Company's SPAN-FM(TM) series of facilities management software products including any corporation with over 50,000 square feet of space or over 200 employees; approximately 10,000 design and architectural firms; and software resellers.

The Company pursues the following strategies with respect to marketing and distribution of its products:

Direct Marketing. The Company currently attributes the majority of its revenues to direct sales generated by the Company's sales staff. The Company has expanded its direct sales staff by hiring regional sales representatives that operate from their homes with product shipment, support and customization being done from the Company's home office in Warminster, Pennsylvania. The Company currently has regional sales representatives located in Boston, Massachusetts; Tampa, Florida; Los Angeles, California; New York, New York; Philadelphia, Pennsylvania; and Winnipeg, Canada. During fiscal 1997, the Company plans to hire additional sales representatives in the Philadelphia area, as well as in the Midwest and Western part of the country. The Company is also instituting direct mail, trade journal, and telephone solicitation campaigns in order to develop new customers.

Indirect Marketing. Under the terms of an exclusive five-year OEM distribution agreement, Intergraph Corporation is private labeling certain Innovative Tech software packages. Innovative Tech, under the terms of the agreement has agreed not to act as an OEM supplier for any other third party. The financial terms of the agreement provide for Innovative Tech to receive 30% royalties on all sales of the SPAN-FM(TM) software by Intergraph Corporation. Minimum royalties during each year of the agreement must be $1.5 million in order for Intergraph Corporation to maintain exclusive distribution rights.

The Company has also identified other indirect distribution vehicles, such as interior design and architectural firms, and software resellers. Management intends to carefully analyze the benefits and costs associated with developing a widespread software reseller channel for the Company's products to determine if this is a feasible means of distribution.

Penetration of International Markets. On April 11, 1996, the Company signed a seven (7) year strategic marketing agreement with Landis & Gyr (Europe) Corp., a Swiss based $2.5 billion provider of building performance and energy efficiency solutions. Under the terms of the agreement, Landis & Gyr (Europe) Corp. will distribute and market Innovative Tech's SPAN-FM(TM) product line in Europe, South Africa, Near and Middle East. The terms of the agreement call for Landis & Gyr (Europe) Corp. to commit financial resources for revisions and enhancements to the SPAN-FM(TM) product line. The remaining six years of the contract are based on revenue generated from product distribution and sales of the SPAN-FM(TM) software by Landis & Gyr (Europe) Corp. in Europe. As the new European partner of Innovative Tech, Landis & Gyr (Europe) Corp. will also translate the SPAN-FM(TM) software into the various languages used in the market area.

SERVICE AND SUPPORT

As part of its strategy to provide complete facilities management solutions to end-users, the Company provides comprehensive end-user service and support. The Company believes that providing its end-users with training, consulting, customization, and support services helps ensure that end-users obtain maximum benefits offered by its products. The Company believes that the availability of a good support program to its end-users will help to differentiate the Company from its competitors. While the Company provides support and services to its end-users at the present time, it is anticipated that the Company will strive to make available an increased level of support for its customers in the future. The Company believes that the demand by end-users for various support services does and will continue to provide revenue opportunities for the Company. The following is a list of end-users support programs currently offered by the
Company:

Software Upgrades and Telephone Support. This program allows end-users to obtain, for a fixed annual fee, all product upgrades released by the Company during the year as well as unlimited telephone support. The Company believes that charging end-users a fixed annual fee, rather than a separate fee for each product enhancement, facilitates the Company's, as well as the end-user's, budgeting process.

Direct Support. The Company offers on-site training and technical support to end-users for a negotiated fee between the Company and the end-user.

Consulting Services. The Company offers facilities management consulting services for a negotiated fee with the end-user based on scope and length of required services.

Custom Programming and Data Conversion. The Company offers custom programming services either for a fixed fee or on an hourly basis. Included in these custom programming services are data conversion services that entail electronically converting data from one system into the SPAN-FM(TM) database modules purchased by the end-user.

For the fiscal year ended January 31, 1996, revenues from software sales, consulting services, and software upgrades and telephone support were 52%, 39% and 6%, respectively, of total revenues. For the fiscal year ended January 31, 1995, revenues from software sales, consulting services, and software upgrades and telephone support were 40%, 43% and 10%, respectively, of total revenues. This information is not readily available for years prior to 1995.

SIGNIFICANT CUSTOMERS

In fiscal 1996, revenues from the United States Department of Defense, CIBC Development Corp. and Intergraph Corporation were approximately 25%, 16% and 11%, respectively, of total revenues. In fiscal 1995, revenues from the United States Department of Defense, Washington Hospital Center and Principal Financial Group were approximately 43%, 11% and 9%, respectively, of total revenues. In fiscal 1994, revenues from the United States Department of Defense, Wawa Inc. and MBNA Corporation were approximately 40%, 16% and 11%, respectively, of total revenues.

EMPLOYEES

As of April 24, 1996, the Company had 52 full-time employees and one part-time employee. None of the Company's employees are represented by a labor union and the Company believes that its employee relations are satisfactory.

(The remainder of this page is intentionally blank).

ITEM 2. PROPERTY

On September 1, 1995, the Company moved its headquarters to 444 Jacksonville Road, Suite 200, Warminster, Pennsylvania, 18974. The Company has a five year lease for 10,000 square feet of office space. The annual rent is $130,000. The building is owned and operated by Thompson Enterprises, L.P., a limited partnership. William M. Thompson, John M. Thompson and Karen A. Thompson are the limited partners of Thompson Enterprises, L.P. William M. Thompson and John M. Thompson are executive officers and majority shareholders of the Company. Karen
A. Thompson is an executive officer of the Company.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending to which the Company is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year of the Company ended on January 31, 1996.

(The remainder of this page is intentionally blank).

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock and Redeemable Warrants are principally traded on the Nasdaq Small Cap Market under the symbols "ITSY", and "ITSYW", respectively. The securities are also traded on the Boston and Pacific Stock Exchanges.

The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices for the Company's Common Stock and Redeemable Warrants.

                                       Common Stock                     Redeemable Warrants
                                       ------------                     -------------------
                                 High               Low                  High              Low
                                 ----               ---                  ----              ---

FISCAL 1996

January 31, 1996                 4 1/4             2 3/4               1 15/16             7/8
October 31, 1995                 4 1/8            2 5/11                2 7/8              3/4
July 31, 1995                    2 7/8            1 11/12               23/34             5/12
April 30, 1995                   2 2/3             1 1/6                23/24              1/3

FISCAL 1995

January 31, 1995                2 17/24           1 7/12                  1                3/8
October 31, 1994                   2               1 1/6                11/19              1/4
July 31, 1994                      2              1 23/24                5/8              13/24
April 30, 1994                     *                 *                    *                 *




* No bid price was supplied to the National Quotation Bureau, Inc., as the securities were not admitted to trading on the Nasdaq Small Cap Market, the Boston Stock Exchange and the Pacific Stock Exchange until July 26, 1994.

At January 31, 1996, the number of record holders of the Common Stock and Redeemable Warrants were 122 and 19, respectively. Such numbers of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

Effective September 18, 1995, the Company completed a three-for-one forward split of its Common Stock and Redeemable Warrants. All information in the above table has been adjusted giving retroactive effect to the stock split.

The Company has not paid any cash dividends upon its Common Stock since its inception and, by reason of its contemplated future financial requirements and business plans, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future. The Company presently plans to retain earnings, to the extent that there are any, to finance the development and expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data as of and for each of the five years in the period ended January 31, 1996 are derived from the audited financial statements, which appear elsewhere in this Form 10-K. The selected financial data should be read in conjunction with the financial statements of the Company and the related notes thereto included elsewhere in this Form 10K.


                                                                           Year Ended January 31,
                                            ------------------------------------------------------------------------------------
                                              1996               1995               1994               1993                 1992
                                              ----               ----               ----               ----                 ----


STATEMENT OF OPERATIONS DATA:

Revenues                                   $ 2,784,965        $ 1,325,991        $ 1,686,203       $ 1,082,277       $   639,398
Income (loss) from operations               (1,226,194)          (902,591)           170,170            58,657            24,555
Net income (loss) (2)                         (858,174)        (1,088,851)           138,653            56,827            23,171

Income (loss) per common share (1):

  Income (loss) per common share (2)             (0.08)             (0.13)              0.02              0.01              --


BALANCE SHEET DATA:

Cash and cash equivalents                  $ 2,815,742        $ 5,336,009        $   226,022       $    83,526       $    59,322
Working capital                              3,708,980          5,367,985            301,561           161,470           115,574
Total assets                                 5,854,423          6,506,306            724,060           469,892           376,155
Long-term obligations                             --                 --                 --                --                --
Total liabilities                              464,202            417,311            259,102           143,587            86,677
Cash dividends paid                               --                 --                 --                --                --
Shareholders' equity                         5,390,221          6,088,995            464,958           326,305           289,478



(1) See Note 8 to the financial statements

(2) Includes an extraordinary loss on extinguishment of debt in 1995 of $262,392 or $.03 per common share


(The remainder of this page is intentionally blank).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND SIGNIFICANT EVENTS

The Company made significant progress during fiscal 1996 in completion of the Windows(R) version of its SPAN-FM(TM) product line, expansion of its direct sales force, and establishing internal systems to handle rapid growth. As a result, the Company reported record revenues, with the highest rate of revenue growth since 1992. The record revenue the Company reported in 1996 is an indication that its fundamental strategies are working.

The most significant product development efforts relate to the development of a Microsoft Windows(R) version of the Company's SPAN-FM(TM) software products. In connection with these efforts, the Company has capitalized total cumulative costs of $457,392 through January 31, 1996. In accordance with the provisions of SFAS No. 86, the Company expensed all costs incurred in order to reach technological feasibility. Technological feasibility was reached in April 1994, as evidenced by the Company's working models of the products. Capitalization commenced on May 1, 1994 and continued through April 30, 1995. The capitalized costs are being amortized over a 5 year period.

The Company has expanded its direct sales staff by hiring regional sales representatives that operate from their homes with product shipment, support and customization being done from the Company's home office in Warminster, Pennsylvania. The Company currently has regional sales representatives located in Boston; Tampa; Winnipeg, Canada; New York; Philadelphia and Los Angeles.

The Company has signed an exclusive five-year OEM agreement with Intergraph Corporation to private label certain Innovative Tech software packages. The financial terms of the agreement provide for Innovative Tech to receive 30 percent royalties on all sales of the SPAN-FM(TM) software by Intergraph Corporation. Minimum royalties during each year of the agreement must be $1.5 million in order for Intergraph Corporation to maintain exclusive distribution rights. The Company received $214,558 in royalties pursuant to the agreement for the year ended January 31, 1996.

On April 11, 1996, the Company signed a seven (7) year strategic marketing agreement with Landis & Gyr (Europe) Corp., a Swiss based provider of building performance and energy efficiency solutions with $2.5 billion in annual revenues. Under the terms of the agreement, Landis & Gyr (Europe) Corp. will distribute and market Innovative Tech's SPAN-FM(TM) product line in Europe, South Africa, and the Near and Middle East. The terms of the agreement in the initial year call for Landis & Gyr (Europe) Corp. to commit financial resources for revisions and enhancements to the SPAN-FM(TM) product line. During the remaining six years of the contract, the Company is to receive royalties based on revenue generated from product distribution and sales of SPAN-FM(TM) by Landis & Gyr (Europe) Corp. in Europe. As the new European partner of Innovative Tech, Landis & Gyr (Europe) Corp. will also translate the SPAN-FM(TM) software into the various languages used in the market area.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have related to and are expected to continue relating to, capital investments and working capital requirements. The Company has met its liquidity needs over the last two years primarily through funds provided by the issuance of common stock in an underwritten public offering. Prior to fiscal 1995, the Company was able to meet its liquidity needs through cash provided by operating activities. The Company believes that cash provided by operating activities, together with the remaining net proceeds generated from the sale of shares of the Company's Common Stock, should be adequate for its presently forseeable working capital and capital investment requirements.

The Company's cash position at January 31, 1996 decreased $2,520,267 or 47% from the January 31, 1995 balance. The decrease was primarily attributable to $1,521,134 used in operations to support the Company's product development efforts, and increased advertising and marketing activities. Advertising and marketing activities accounted for $469,552 of the decrease. In addition, the Company purchased $391,541 of property and equipment, relating primarily to equipment used by the Company in the development of its products as well as leasehold improvements to the Company's new Corporate headquarters located in Warminster, Pennsylvania, which was effective on September 1, 1995.

Accounts receivable at January 31, 1996 increased $897,289 from the January 31, 1995 balance. This increase is due primarily to the increased sales volume experienced in the third and fourth quarters of fiscal 1996.

Working capital at January 31, 1996 was $3,708,980. Included in accounts payable at January 31, 1996 is $14,800 of computer equipment which was paid in the first quarter of fiscal year 1997. The Company has no loans or notes payable at January 31, 1996.

In the first quarter of fiscal 1995, the Company was in need of capital to finance the purchase of computer development equipment and traditional bank financing was not available on terms acceptable to the Company. To provide the needed capital, the Company completed a private placement (the "Private Placement") on April 29, 1994 in which 1,556,634 shares of restricted Common Stock were sold to six outside investors for $48,100, or $.03 per share. All voting rights pertaining to such shares of the Common Stock have been assigned to two officers of the Company. The funds raised in the private placement were used for the purchase of computer equipment and furniture.

On May 11, 1994, the Company issued $1,300,000 principal amount of seven percent Promissory Notes (the "Bridge Debt") and 3,900,000 common stock purchase warrants (the "Bridge Debt Warrants"). The Bridge Debt Warrants were valued at the public offering price of $.083 per warrant, aggregating $325,000, which constituted original issue discount on the debt. Each Bridge Debt Warrant is exercisable to purchase one share of Common Stock at an exercise price of $2.33 per share during the 60 month period commencing 12 months after the effective date of the Company's Public Offering, which was July 26, 1994. The Company issued the Bridge Debt and the Bridge Debt Warrants to a limited group of investors, who were previously unaffiliated with the Company, for aggregate consideration of $1,300,000. The Bridge Debt was repayable together with interest at the rate of seven percent per annum upon the earlier of (1) the Company's consummation of a public or private financing of its equity securities or (ii) 12 months after issuance. The effective rate of interest on this Bridge Debt was 42.7%. The Bridge Debt Warrants were automatically converted into Redeemable Warrants on July 26, 1994, when the Company's Public Offering became effective. On August 2, 1994, the Company repaid the $1,300,000 Bridge Debt, including interest of $20,693. The original issue discount was charged to the statement of operations as interest expense of $62,608 and an extraordinary loss on extinguishment of debt of $262,392.

The shareholders of the Company approved a one-for-18.54 reverse stock split of all outstanding shares of Common Stock on July 22, 1994, As a result, all historic share amounts and per share amounts in the accompanying financial statements, except for the statements of changes in shareholders' equity, have been adjusted to reflect the reverse stock split.

On July 22, 1994, the shareholders of the Company approved the conversion of all Senior Preferred Stock into Common Stock on a one-for-one basis (prior to the reverse stock split) and the authorization of a new class of preferred stock with no par value and 200,000,000 authorized shares.

On July 26, 1994, the Company completed a public offering of 3,900,000 shares of its Common Stock and 5,400,000 Redeemable Warrants. On August 2, 1994 the Company received net proceeds of $6,043,433 from the offering, and charged $347,179 relating to legal, accounting, printing and filing fees to equity as a reduction of the proceeds.

On September 14, 1994, the Company's underwriter exercised the over-allotment option to purchase up to 585,000 additional shares of Common Stock and/or 810,000 Redeemable Warrants. An additional 472,920 shares of Common Stock and 810,000 Redeemable Warrants were purchased. The net proceeds received by the Company were $743,534.

The shares of Common Stock and Redeemable Warrants are separately tradeable. Each Redeemable Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $2.33 for a period of 60 months commencing 12 months after the effective date of the offering. Each Redeemable Warrant is redeemable by the Company at a redemption price of $.083 per Redeemable Warrant commencing 15 months after the effective date of the offering upon not less than 30 days' prior written notice by the Company, provided that the average closing bid price of the Common Stock equals or exceeds $2.92 for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day immediately prior to the notice of redemption.

The Company's cash position at January 31, 1995 was $5,336,009, a significant increase over the prior year balance of $226,022. The increase was attributable to the proceeds raised in the Company's public offering. The proceeds were used to support the Company's product development effort; the hiring of a regional direct sales force, a marketing manager, and a Vice President of sales and marketing; and the expansion of the Company's technical services and project management departments. In addition, the Company purchased $241,311 of furniture and equipment, and paid $347,179 for professional fees associated with the public offering.

Working capital at January 31, 1995 was $5,367,985, which was significantly improved over the prior year due to the proceeds received from the public offering. Included in accounts payable at January 31, 1995 was $6,995 of computer equipment which was paid in the first quarter of fiscal 1996. The Company had no loans or notes payable at January 31, 1995.

RESULTS OF OPERATIONS

Revenues for the fiscal years ended January 31, 1996, 1995 and 1994 were $2,784,965, $1,325,991, and $1,686,203, respectively. Management attributes the current year increase to the release of the Windows(TM) version of its SPAN-FM(TM) product line, and increased sales and marketing activities, which generated a higher volume of sales transactions.

The Company continues to provide services to the Department of Defense, and sales made by the Company to the Department of Defense constituted approximately 25% and 43% of the Company's total revenues for the fiscal years ended January 31, 1996 and 1995. The Company anticipates that sales to the United States Department of Defense will continue to be a significant part of the Company's revenues during fiscal year 1997. Such continued sales to the United States Department of Defense will arise as a result of the Company's performance of its obligations under existing agreements with the United States Department of Defense.

Cost of revenues were $174,366, $102,631, and $480,673 for fiscal years 1996, 1995 and 1994, respectively. Included within cost of revenues is computer hardware purchased by the Company and subsequently sold to customers, and amortization of capitalized software. Hardware purchases are made only as required under customer contracts. Therefore, the volume of hardware purchases may fluctuate significantly based upon specific contract requirements.

Selling, general and administrative expenses for fiscal year ended January 31, 1996 increased $1,710,842 over fiscal year 1995. The increase is due primarily to increased wages incurred by the Company as a result of hiring additional employees to support the Company's development, sales and marketing efforts. The increased development and marketing efforts have resulted in increased revenues.

The net loss reported for fiscal year ended January 31, 1996 of $858,174 was due to the increased selling, general and administrative expenditures described above.

The decrease in the Company's overall product sales for fiscal 1995 was due primarily to the anticipated release of the Company's Windows(TM) version of its SPAN-FM(TM) product line. While revenues were down from the prior year, the Company's fourth quarter revenues were $421,191, an increase of 59% over third quarter revenues.

Selling, general and administrative expenses for fiscal year ended January 31, 1995 increased $1,090,591 over fiscal year 1994. The increase is due primarily to increased wages incurred by the Company as a result of hiring additional employees to support the Company's development, sales and marketing efforts.

The net loss reported for fiscal year ended January 31, 1995 of $1,088,851 was due to the increased selling, general and administrative expenditures described above, and the non-cash interest charge of $325,000 relating to the original issue discount on the $1,300,000 Bridge Debt. The original issue discount was recorded as interest expense of $62,608, and extraordinary loss on early extinguishment of debt of $262,392. In addition, the Company paid $20,693 of interest relating to the repayment of the Bridge Debt.

Effective February 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No,
109). SFAS NO. 109 changes the method of computing deferred income taxes from the deferred method to the liability method. Under the liability method, deferred income taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect during the years in which the differences are expected to reverse, and on available tax credits and carryforwards. The Company did not restate its prior financial statements in conjunction with adoption of the new standard. The cumulative effect of this accounting change for fiscal years prior to 1994, which is shown separately in the statement of operations, decreased net income for the year ended January 31, 1994 by $2,300.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Company's Financial Statements and Notes to Financial Statements are attached hereto as pages F-1 to F-13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

(The remainder of this page is intentionally blank.)

PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company are as follows:

                Name                        Age                                      Position
                ----                        ---                                      --------

William M. Thompson                          37         Chairman, Chief Executive Officer and Director

John M. Thompson                             34         President, Chief Operating Officer, Treasurer and Director

Karen A. Thompson                            30         Executive Vice President and Secretary

John R. Smart                                31         Executive Vice President and Director

Louis J. Desiderio                           31         Vice President, Chief Financial Officer and Assistant Secretary

Mark R. Hernick                              34         Director

Julie Moore                                  36         Director



WILLIAM M. THOMPSON

Mr. Thompson has served as the Company's Chairman, Chief Executive Officer and Director since January, 1990. From January, 1990, to March, 1995, Mr. Thompson served as President of the Company. From January, 1988, to January, 1990, Mr. Thompson served as President and Director of Innovative Tech Systems, Inc., a Pennsylvania corporation. From December, 1986 to January, 1988, Mr. Thompson was an independent consultant. From October, 1985 to December, 1986, Mr. Thompson was Director of Operations for CAD, Inc. Prior to joining CAD, Inc., Mr. Thompson served as Vice President of Marketing for Computer Graphics Division, Inc., a start-up venture.

JOHN M. THOMPSON

Mr. Thompson has served as the Company's Treasurer and Director since January, 1990, as the Company's Secretary from January, 1990 to March, 1995, as the Company's Chief Operating Officer since June, 1994, and as the Company's President since March, 1995. Mr. Thompson also served as the Company's Chief Financial Officer from January, 1990 to June 1994. From April, 1989 to January, 1990, Mr. Thompson served as Treasurer and Director of Innovative Tech Systems, Inc., a Pennsylvania corporation. Mr. Thompson served as Vice President of Finance for Philadelphia Ship Maintenance Co., Inc. from July, 1988 through April, 1989 and as that company's Controller from June, 1984 to May, 1987. Mr. Thompson has also served as Controller for Display Corporation of America and as a staff accountant for Manufacturers Hanover Financial Services, Inc. Mr. Thompson attended Philadelphia College of Textiles and Sciences, where he received a Bachelor of Science Degree in accounting in 1983, and a Master's Degree in Business Administration in 1988.

KAREN A. THOMPSON

Ms. Thompson has served as the Company's Vice President from January, 1990 to March, 1995, and as the Company's Executive Vice President of Information Services and Secretary since March, 1995. From April, 1989 to January, 1990, Ms. Thompson served as Vice President of Innovative Tech Systems, Inc., a Pennsylvania corporation. Prior to 1990, Ms. Thompson was employed as administrator of dealer finance for Manufacturers Hanover Financial Services, Inc., and Customer Service and Technical Support Manager for Applied Computer Products. Ms. Thompson attended Philadelphia College of Textiles and Sciences.

JOHN R. SMART

Mr. Smart has served as the Company's Vice President of Marketing from January, 1990 to March, 1995, as a Director of the Company since May, 1994, and as an Executive Vice President since March, 1995. Prior to joining Innovative Tech Systems, Inc. in October, 1989, Mr. Smart served as an independent distributor of drinking water systems for Multi Pure Corporation where he recruited, trained and monitored the company's sales staff, and as a financial consultant for A.F. Investments, Inc., a subsidiary of Atlantic Financial Corporation, where his primary function was in sales and product marketing. Mr. Smart attended Denison University, where he received a Bachelor of Science Degree in computer science and economics in 1987.

LOUIS J. DESIDERIO

Mr. Desiderio joined the Company in May, 1994 and currently serves as a Vice President, Chief Financial Officer and Assistant Secretary of the Company. In December, 1992, Mr. Desiderio joined the Custom Underwriting Division of Reliance Insurance as Controller and held this position through April, 1994. From July, 1986 through December, 1992, Mr. Desiderio was employed by Coopers & Lybrand as a staff accountant and manager, servicing primarily emerging growth companies. Mr. Desiderio attended Rider University where he received a Bachelor of Science Degree in accounting in 1986. Mr. Desiderio is a certified public accountant.

MARK R. HERNICK

Mr. Hernick has served as a Director of the Company since May, 1994. Mr. Hernick is currently Vice President of Sales and Marketing for the display division of Art Guild, Inc. Mr. Hernick has been with Art Guild, Inc. since November, 1987, directing all sales and marketing activities for the firm, which designs and produces custom point-of-purchase displays, store fixtures, mall kiosks, trade show and museum exhibits and showrooms. Mr. Hernick is also a Vice President, and a director, of Spinnaker Solutions, Inc., which is engaged in the design, development, supply and use of industrial coatings. Mr. Hernick attended Drexel University where he received a Bachelor of Science Degree in commerce and engineering in 1986.

JULIE MOORE

Ms. Moore has served as a Director of the Company since May, 1994. Ms. Moore was formerly employed by Temple University Hospital in Philadelphia, Pennsylvania as a physician liaison for the heart transplant program. From June, 1992 to March 1993, Ms. Moore served as a sales specialist for Home Health Corp. of America of King of Prussia, Pennsylvania, with her primary responsibilities being the marketing of medical respiratory products to physicians. From June, 1990 to June, 1992, Ms. Moore was a hospital sales representative with Fujisawa Pharmaceutical Company of Deerfield, Illinois where she sold and promoted a diverse line of pharmaceuticals. Ms. Moore was employed as Vice President of Marketing for Frank's School Uniforms, Inc. of Roslyn, Pennsylvania from 1987 to 1990. Ms. Moore attended Holy Family College where she received her Bachelor of Science Degree in nursing in 1982.

William Thompson and John Thompson are brothers, and Karen Thompson is their sister.

COMPENSATION OF DIRECTORS

Directors of the Company who are not employees receive $500 per Board of Directors' meeting attended and are reimbursed for their out-of-pocket expenses incurred in connection with their duties as members of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission and each securities exchange on which the Company's equity securities are admitted for trading. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended January 31, 1996, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

(The remainder of this page is intentionally blank.)

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the Compensation paid by the Company during the three years ended on January 31, 1996 paid to its Chief Executive Officer and its Chief Operating Officer.

                           SUMMARY COMPENSATION TABLE

                                                                                                                       Securities
                                                                                                                       Underlying
Name and Principal Position                                                Year            Salary         Bonus         Options
- - ---------------------------                                                ----            ------         -----        ----------
William M. Thompson                                                        1996           $110,000          -            50,000
Chairman and Chief Executive Officer                                       1995           $100,140          -           225,000
                                                                           1994            $78,000          -              -

John M. Thompson                                                           1996           $110,000          -            50,000
President, Chief Operating Officer and Treasurer(1)                        1995           $100,140          -           225,000
                                                                           1994            $78,000          -              -



(1) Effective as of June 1, 1994, John M. Thompson was appointed as the Company's Chief Operating Officer and Louis J. Desiderio was appointed as the Company's Chief Financial Officer.

The above compensation does not include certain insurance and other personal benefits, the total value of which does not exceed as to any named officer or director or group of executive officers the lesser of $50,000 or 10% of such person's or persons' cash compensation.

All of the Company's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors of the Company and are generally available to all salaried employees.

                       OPTIONS GRANTED IN LAST FISCAL YEAR

                                        Number of Securities        Percent of Total
                                         Underlying Options        Options Granted to          Exercise        Expiration
Name and Principal Position                   Granted           Employees in Fiscal Year         Price            Date
- - ---------------------------                   -------           ------------------------         -----            ----
William M. Thompson                          50,000 (2)                   10 %                $ 2.75        January 10, 2001
Chairman and Chief Executive Officer

John M. Thompson                             50,000 (2)                   10 %                $ 2.75        January 10, 2001
President, Chief Operating Officer
and Treasurer(1)

(2) Option grant subject to shareholder approval.

1994 STOCK OPTION PLAN

The Company has adopted the 1994 Stock Option Plan which provides for the granting of options to purchase not more than an aggregate of 975,000 shares of Common Stock, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options"). Shareholders of the Company would have no preemptive rights with regard to shares allotted pursuant to the 1994 Stock Option Plan.

The 1994 Stock Option Plan is administered by a Committee of the Board of Directors (the "Stock Option Committee"), consisting of Mark R. Hernick and Julie Moore, who are not eligible to participate in the 1994 Stock Option Plan while on the Stock Option Committee. The Stock Option Committee has full power and authority to interpret the provisions, and supervise the administration, of the 1994 Stock Option Plan. It determines, subject to the provisions of the 1994 Stock Option Plan, to whom options are granted, the number of shares of Common Stock subject to each option, whether an option shall be an ISO or a Non-Qualified Option and the period during which each option may be exercised. In addition, the Stock Option Committee determines the exercise price of each option, subject to the limitations provided in the 1994 Stock Option Plan, including that (i) for a Non-Qualified Option the exercise price per share may not be less than 100% of the fair market value per share of Common Stock on the date of grant and (ii) for an ISO the exercise price per share may not be less than 100% of the fair market value per share of Common Stock on the date of grant (110% of such fair market value if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock). The aggregate fair market value (determined as of the time such option is granted) of the Common Stock for which any employee may have ISOs which become exercisable for the first time in any calendar year may not exceed $100,000.

ISOs may have an exercise option period of up to 10 years (five years for optionees who own more than 10% of the total combined voting power of all classes of stock of the Company or its parent or subsidiary corporation or corporations). Non-qualified options will have an exercise option period as specified by the Committee at the time of grant.

The 1994 Stock Option Plan provides that upon termination of employment of the optionee for a cause other than death or disability, the rights to exercise the option will terminate within three months following cessation of employment. In the event of termination of employment due to death or disability, the same provisions apply except that the period of time for exercise is one year.

The options granted pursuant to the 1994 Stock Option Plan are not transferable except in the event of death.

The Underwriting Agreement between the Company and A.S. Goldmen & Co., Inc. (the "Underwriter") provides that for a period of two years from July 26, 1994, the Company will not, without the prior consent of the underwriter, adopt, propose to adopt or otherwise permit to exist any employee, officer, director, consultant or compensation plan or arrangement permitting (a) the grant, issue or sale of any share of Common Stock or other securities of the Company in an amount greater than 975,000 shares, (b) the payment for such securities with any form of consideration other than cash, or (c) the existence of stock appreciation rights, phantom options or similar arrangements. The Underwriting Agreement also provides that, for the two year period commencing on the effective date of the Company's public offering (July 26, 1994), the exercise price for any option granted pursuant to the 1994 Stock Option Plan during such period cannot be less than the greater of (i) the fair market value per share of the Common Stock on the date of grant, and (ii) $1.67.

In determining persons to whom options will be granted and the number of shares of Common Stock to be covered by each option, the Stock Option Committee considers various factors including each eligible person's position and responsibilities, service and accomplishments, present and future value to the Company, anticipated length of future service and other relevant factors. Options may be granted under the 1994 Stock Option Plan to all directors and employees of the Company and to other parties who perform services for the Company. No options may be granted under the 1994 Stock Option Plan after 10 years from the date of its adoption.

The Board of Directors of the Company is able to amend the 1994 Stock Option Plan without further approval by the shareholders of the Company, except insofar as such approval is required by law, or by the Internal Revenue Code of 1986, as amended, in the case of ISOs.

On January 10, 1996, the Board of Directors of the Company adopted an amendment, subject to shareholder approval, to increase the number of shares covered by the Plan by 500,000.

In connection with the Company's three-for-one forward stock split of its outstanding Common Stock and Redeemable Warrants, which was effective September 18, 1995, all pricing and per share amounts noted above have been appropriately adjusted.

EXECUTIVE INSURANCE

The Company maintains "key-man" life insurance on William M. Thompson and John
M. Thompson, in the amount of $500,000, each, and the Company is the sole beneficiary of each such policy.

(The remainder of this page is intentionally blank.)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the date this Report was filed with respect to the ownership of Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group.

Name and Address                                       Amount and Nature
of Beneficial Owner                               of Beneficial Ownership (1)       Percentage Ownership (2)
- - -------------------                               ---------------------------       ------------------------

William M. Thompson (3)
  444 Jacksonville Road, Suite 200
  Warminster, PA  18974                                    3,373,363                             32.20%
John M. Thompson (3)
  444 Jacksonville Road, Suite 200
  Warminster, PA  18974                                    2,661,391                             25.40%
Karen A. Thompson (5)
  444 Jacksonville Road, Suite 200
  Warminster, PA  18974                                      82,361                               .79%
John R. Smart (5)
  444 Jacksonville Road, Suite 200
  Warminster, PA  18974                                      66,989                               .64%
Mark R. Hernick
  444 Jacksonville Road, Suite 200
  Warminster, PA  18974                                      1,617                                .02%
Julie Moore (4)
  444 Jacksonville Road, Suite 200
  Warminster, PA  18974                                      2,022                                .02%
Executive Officers and
  Directors as a group (six
  persons) (6)                                             4,631,109                             44.20%



(1) Except as otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

(2) The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of the Common Stock outstanding on said date and all shares of Common Stock issuable to such holder in the event of exercise or conversion of outstanding options, warrants and convertible securities owned by such holder at said date which are exercisable or convertible within 60 days of such date.

(3) Includes 1,556,634 shares of Common Stock owned of record by six outside investors who purchased such shares in the Private Placement. William M. Thompson and John M. Thompson have sole voting power with respect to such shares pursuant to voting agreements executed by the six outside investors. These voting agreements expire on the earlier to occur of (a) January 1, 2008, (b) a transfer of the underlying shares in a transaction registered under the Securities Act of 1933 and (c) a transfer of the underlying shares in a transaction pursuant to Rule 144 promulgated under the Securities Act of 1933. Also includes 75,000 vested stock options.

(4) Includes 1,617 shares of Common Stock owned by Ms. Moore's husband as to which Ms. Moore disclaims beneficial ownership.

(5) Includes 50,000 vested stock options.

(6) Includes 1,556,634 shares of Common Stock owned of record by six outside investors who purchased such shares in the Private Placement. William M. Thompson and John M. Thompson have sole voting power with respect to such shares pursuant to voting agreements executed by the six outside investors. Also includes 1,617 shares of Common Stock owned by Ms. Moore's husband as to which Ms. Moore disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 1, 1995, the Company moved its headquarters to 444 Jacksonville Road, Suite 200, Warminster, Pennsylvania, 18974. The Company has a five year lease for 10,000 square feet of office space. The annual rent is $130,000. The building is owned and operated by Thompson Enterprises, L.P., a limited partnership. William M. Thompson, John M. Thompson and Karen A. Thompson are the limited partners of Thompson Enterprises, L.P. William M. Thompson and John M. Thompson are executive officers and majority shareholders of the Company. Karen
A. Thompson is an executive officer of the Company.

On September 2, 1994 the Company loaned $50,000 to each of two officers, who are also major shareholders of the Company. The notes were not collateralized, non-interest bearing and were repayable in full on September 2, 1995. The notes have been classified as a reduction of shareholders' equity in the accompanying balance sheets. On April 28, 1995, the notes were repaid in full.

On March 29, 1995 the Company loaned an additional $50,000 to each of these two officers. The notes were not collateralized, non-interest bearing and were repayable in full on March 29, 1996. These notes were repaid in full on November 28, 1995.

On January 20, 1995, the Company loaned $50,000 to Thompson Enterprises, L.P., a limited partnership, which is classified as a current asset in the Company's balance sheet at January 31, 1995. The amount was repaid in full on April 20, 1995.

On March 17, 1995, the Company pledged a $700,000 certificate of deposit as collateral for a mortgage loan obtained by Thompson Enterprises, L.P., which is classified as restricted cash in the accompanying balance sheet.

(The remainder of this page is intentionally blank.)

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      1. Documents filed as a part of this Report:

         (a)   Financial Statements

               Report of Independent Accountants; Balance Sheets; Statements of Operations; Statements of Cash Flows; Statements of Stockholders' Equity;
               and Notes to  Financial Statements

         (b)   Financial Statement Schedules - not applicable

      2. Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the last quarter of fiscal year ended January 31, 1996.

      3. Exhibits


                Number                    Description
                ------                    -----------

                 3.1      Articles of Incorporation, as amended.+
                 3.2      By-Laws.+
                 4.1 Form of Redeemable Warrant Agreement entered into between the Company and the Warrant Agent.+
                 4.2 Specimens of Common Stock and Redeemable Warrant Certificates.+
                 4.3 Form of Selling Security Holders' Subscription Agreement and Warrant Certificate.+
                 9.1 Voting Trust Agreements executed by investors in Private Placement.+
                10.1      OEM Agreement with Intergraph Corporation.**
                10.4      1994 Stock Option Plan.+
                10.5      Lease with 611 Horsham Valley Associates.+
                10.6      Form of Consulting Agreement with Underwriter.+
                10.7      Landis & Gyr (Europe) Corp. Agreement.*
                21.1      List of Subsidiaries*
                23.1      Consent of Coopers & Lybrand*
                27.1      Financial Data Schedule*

                       + Incorporated by reference to Company's Registration Statement on Form SB-2 (File No. 33-78940).

                      ** Incorporated by reference to Company's 1995 Form 10-K (File No. 33-17856-C)
                       *  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE TECH SYSTEMS, INC.

     By: /s/ William M. Thompson                                April 29, 1996
         --------------------------
                 William M. Thompson
                 Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                    Titles                              Date
- - ----------                                    ------                              ----

/s/ William M. Thompson        Chairman, Chief Executive                    April 29, 1996
- - -----------------------        Officer and Director (Principal
    William M. Thompson        executive officer)


/s/ John M. Thompson           President, Chief Operating                   April 29, 1996
- - -----------------------        Officer, Treasurer  and Director
    John M. Thompson

/s/ John R. Smart              Executive Vice President and                 April 29, 1996
- - -----------------------        Director
     John R. Smart

/s/ Mark R. Hernick            Director                                     April 29, 1996
- - -----------------------
     Mark R. Hernick

/s/ Julie Moore                Director                                     April 29, 1996
- - -----------------------
     Julie Moore

/s/ Louis J. Desiderio         Vice President, Chief Financial              April 29, 1996
- - -----------------------        Officer and Assistant Secretary
     Louis J. Desiderio        (Principal financial and accounting
                               officer)


                          INNOVATIVE TECH SYSTEMS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                       Page(s)
                                                                                       -------

FINANCIAL STATEMENTS:

   Report of Independent Accountants                                                     F-2


   Balance Sheets, as of January 31, 1996 and 1995                                       F-3

   Statements of Operations for the years ended January 31, 1996, 1995 and 1994          F-4

   Statements of Cash Flows for the years ended January 31, 1996, 1995 and 1994          F-5

   Statements of Changes in Shareholders' Equity for the years ended January 31,
     1996, 1995 and 1994                                                                 F-6

   Notes to Financial Statements                                                      F-7 - F-13

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Innovative Tech Systems, Inc.:

         We have audited the accompanying balance sheets of Innovative Tech Systems, Inc. as of January 31, 1996 and 1995 and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Tech Systems, Inc., as of January 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles.

         As more fully described in Notes 2 and 4, the Company changed its method of accounting for income taxes in 1994.

                                          COOPERS & LYBRAND, L.L.P.

2400 Eleven Penn Center

Philadelphia, Pennsylvania

April  2, 1996

                          INNOVATIVE TECH SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                           JANUARY 31,
                                                                  ------------------------------
ASSETS                                                               1996               1995
                                                                  -----------        -----------
Current assets:
     Cash and cash equivalents                                    $ 2,815,742        $ 5,336,009
     Accounts receivable, net                                       1,281,707            384,418
     Officer advance                                                   49,921             14,869
     Due from related party                                              --               50,000
     Other current assets                                              25,812               --
                                                                  -----------        -----------
          Total current assets                                      4,173,182          5,785,296
Property and equipment, net                                           611,548            314,266
Restricted cash                                                       700,000               --
Computer software, net of accumulated amortization of
     $335,599 and $231,373 at January 31, 1996 and 1995               369,693            402,754
Other assets                                                             --                3,990
                                                                  -----------        -----------
          Total assets                                            $ 5,854,423        $ 6,506,306
                                                                  ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                             $   215,888        $   173,586
     Accrued liabilities                                               35,273             70,193
     Accrued payroll and related costs                                138,160             91,482
     Deferred revenue                                                  74,881             82,050
                                                                  -----------        -----------
          Total current liabilities                                   464,202            417,311
                                                                  -----------        -----------

Commitments and contingent liabilities
Shareholders' equity:
     Preferred stock, no par value; authorized 200,000,000               --                 --
       shares
     Senior Preferred stock, par value $.001; authorized
       200,000,000 shares; issued and outstanding -0-
       shares as of January 31, 1996 and 1995, respectively              --                 --
     Common stock, par value $.0185; authorized
       100,000,000 shares; issued and outstanding
       10,227,837 as of January 31, 1996 and 1995 (see note 8)        189,215             63,071
     Additional paid-in capital                                     6,475,501          6,601,645
     Warrants                                                         850,150            790,750
     Notes receivable                                                    --             (100,000)
     Accumulated deficit                                           (2,124,645)        (1,266,471)
                                                                  -----------        -----------
          Total shareholders' equity                                5,390,221          6,088,995
                                                                  -----------        -----------

          Total liabilities and shareholders' equity              $ 5,854,423        $ 6,506,306
                                                                  ===========        ===========



    The accompanying notes are an integral part of the financial statements.

                          INNOVATIVE TECH SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS

                                                                            FOR THE YEARS ENDED JANUARY 31,
                                                               ----------------------------------------------------
                                                                   1996                1995                1994
                                                               ------------        ------------        ------------

Revenues                                                       $  2,784,965        $  1,325,991        $  1,686,203
Cost of revenues                                                    174,366             102,631             480,673
Selling, general and administrative
  expenses                                                        3,836,793           2,125,951           1,035,360
                                                               ------------        ------------        ------------
Income (loss) from operations                                    (1,226,194)           (902,591)            170,170
Interest expense                                                       --               (83,301)               --
Interest income and other                                           368,020             150,633               4,383
                                                               ------------        ------------        ------------
Income (loss) before income taxes, extra-
  ordinary items and cumulative effect
  of change in accounting principle                                (858,174)           (835,259)            174,553
Provision for (benefit from) income taxes                              --                (8,800)             33,600
                                                               ------------        ------------        ------------
Income (loss) before extraordinary items
  and cumulative effect of change in
  accounting principle                                             (858,174)           (826,459)            140,953
Extraordinary item - loss on extinguishment of
  debt                                                                 --              (262,392)               --
Cumulative effect of change in accounting
  principle                                                            --                  --                (2,300)
                                                               ------------        ------------        ------------
Net income (loss)                                              $   (858,174)       $ (1,088,851)       $    138,653
                                                               ============        ============        ============

Income (loss) per common share (1):
  Primary income (loss) before extraordinary items and
     cumulative effect of change in accounting principle       $      (0.07)       $      (0.10)       $       0.02
  Extraordinary item - loss on extinguishment of
     debt                                                              --                 (0.03)               --
  Cumulative effect of change in accounting principle                  --                  --                 (0.00)
                                                               ------------        ------------        ------------
  Primary income (loss) per common share                       $      (0.07)       $      (0.13)       $       0.02
                                                               ============        ============        ============

  Weighted average number of shares outstanding                  12,311,583           7,989,519           5,821,494
                                                               ============        ============        ============

  Fully diluted income (loss) before extraordinary items
    and cumulative effect of change in accounting principle    $      (0.06)       $      (0.10)       $       0.02
  Extraordinary item - loss on extinguishment of debt                  --                 (0.03)               --
  Cumulative effect of charge in accounting principle                  --                  --                 (0.00)
                                                               ------------        ------------        ------------
  Fully diluted income (loss) per common share                 $      (0.06)       $      (0.13)       $       0.02
                                                               ============        ============        ============

  Weighted average number of shares outstanding                  14,814,527           7,989,519           5,821,494
                                                               ============        ============        ============




(1) See Note 8 to the financial statements

    The accompanying notes are an integral part of the financial statements.

                          INNOVATIVE TECH SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                     FOR THE YEARS ENDED JANUARY 31,
                                                         -------------------------------------------------
                                                            1996               1995                1994
                                                         -----------        -----------        -----------
Cash flows from operating activities:
  Net income (loss)                                      $  (858,174)       $(1,088,851)       $   138,653
  Adjustments to reconcile net income
     (loss) to net cash provided by (used
     in) operating activities:
     Cumulative effect of change in account-
       ing principle                                            --                 --                2,300
     Depreciation and amortization                           208,348            125,552             67,393
    Loss on disposal of equipment                                764               --                 --
     Extraordinary loss on extinguishment of debt               --              262,392               --
     Amortization of original issue discount                    --               62,608               --
     Bad debt expense                                          5,000              9,200               --
     Changes in operating assets and
       liabilities:
       Accounts receivable                                  (902,289)           (72,777)          (106,711)
       Advances - officers                                   (35,052)           (14,869)             2,501
       Due from related party                                 50,000            (50,000)
       Other assets                                          (21,822)            (1,490)              --
       Accounts payable                                       27,502             80,197              5,806
       Accrued liabilities                                   (34,920)            (8,073)            35,733
       Accrued payroll and related costs                      46,678             57,740             12,580
       Deferred revenue                                       (7,169)            22,550             30,183
       Deferred income taxes                                    --               11,400            (11,400)
                                                         -----------        -----------        -----------
          Net cash (used in) provided by
            operating activities                          (1,521,134)          (604,421)           177,038
                                                         -----------        -----------        -----------
Cash flows from investing activities:
  Purchase of property and equipment                        (391,541)          (241,311)           (34,542)
  Proceeds from disposal of equipment                          4,173               --                 --
  Capitalization of software development tools                (3,431)           (42,511)              --
  Capitalization of software development costs               (67,734)          (389,658)              --
  Restricted cash                                           (700,000)              --                 --
                                                         -----------        -----------        -----------
          Net cash used in investing
            activities                                    (1,158,533)          (673,480)           (34,542)
                                                         -----------        -----------        -----------
Cash flows from financing activities:
  Private placement of common stock                             --               48,100               --
  Net proceeds from public offering                             --            6,439,788               --
  Warrant issuance                                            59,400               --                 --
  Notes receivable                                           100,000           (100,000)              --
  Proceeds from note payable                                    --            1,300,000               --
  Repayment of note payable                                     --           (1,300,000)              --
                                                         -----------        -----------        -----------
          Net cash provided by
            financing activities                             159,400          6,387,888               --
                                                         -----------        -----------        -----------
          Net (decrease) increase in cash and cash
            equivalents                                   (2,520,267)         5,109,987            142,496
Cash and cash equivalents, beginning of year               5,336,009            226,022             83,526
                                                         -----------        -----------        -----------
Cash and cash equivalents, end of year                   $ 2,815,742        $ 5,336,009        $   226,022
                                                         ===========        ===========        ===========
Cash paid during the period for:
               Income taxes                              $   --             $     7,448               --
               Interest                                  $   --             $    20,693               --

    The accompanying notes are an integral part of the financial statements.

                          INNOVATIVE TECH SYSTEMS, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED JANUARY 31, 1996, 1995 AND 1994



                                             SENIOR PREFERRED STOCK                       COMMON STOCK                ADDITIONAL
                                           ----------------------------          ----------------------------          PAID-IN
                                             SHARES            AMOUNT              SHARES            AMOUNT            CAPITAL
                                             ------            ------              ------            ------            -------



Balance, January 31, 1993                        1,521        $        28          1,431,240       $    26,478       $   616,072

Net income                                        --                 --                 --                --                --
                                           -----------        -----------        -----------       -----------       -----------

Balance, January 31, 1994                        1,521                 28          1,431,240            26,478           616,072

Private placement                                 --                 --              518,878             9,599            38,501
Bridge debt warrants                              --                 --                 --                --                --
Conversion of senior preferred stock            (1,521)               (28)             1,521                28              --
Proceeds from public offering                     --                 --            1,457,640            26,966         5,947,072
Notes receivable                                  --                 --                 --                --                --
Net loss                                          --                 --                 --                --                --
                                           -----------        -----------        -----------       -----------       -----------

Balance, January 31, 1995                         --                 --            3,409,279            63,071         6,601,645

Repayment of notes receivable                     --                 --                 --                --                --
Stock split                                       --                 --            6,818,558           126,144          (126,144)
Warrant issuance                                  --                 --                 --                --                --
Net loss                                          --                 --                 --                --                --
                                           -----------        -----------        -----------       -----------       -----------

Balance, January 31, 1996                         --          $      --           10,227,837       $   189,215       $ 6,475,501
                                           ===========        ===========        ===========       ===========       ===========





                                                                                                      TOTAL
                                                               NOTES            ACCUMULATED        SHAREHOLDERS'
                                              WARRANTS       RECEIVABLE           DEFICIT            EQUITY
                                              --------       ----------           -------            ------



Balance, January 31, 1993                          --         $      --             (316,273)       $   326,305

Net income                                         --                --              138,653            138,653
                                            -----------       -----------        -----------        -----------

Balance, January 31, 1994                          --                --             (177,620)           464,958

Private placement                                  --                --                 --               48,100
Bridge debt warrants                        $   325,000              --                 --              325,000
Conversion of senior preferred stock               --                --                 --                 --
Proceeds from public offering                   465,750              --                 --            6,439,788
Notes receivable                                   --            (100,000)              --             (100,000)
Net loss                                           --                --           (1,088,851)        (1,088,851)
                                            -----------       -----------        -----------        -----------

Balance, January 31, 1995                       790,750          (100,000)        (1,266,471)         6,088,995

Repayment of notes receivable                      --             100,000               --              100,000
Stock split                                        --                --                 --                 --
Warrant issuance                                 59,400              --                 --               59,400
Net loss                                           --                --             (858,174)          (858,174)
                                            -----------       -----------        -----------        -----------

Balance, January 31, 1996                   $   850,150       $      --          $(2,124,645)       $ 5,390,221
                                            ===========       ===========        ===========        ===========



    The accompanying notes are an integral part of the financial statements.

                          NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS:

Innovative Tech Systems, Inc. (the "Company") is principally involved in the business of designing, developing and marketing facilities management software products. All design, development and marketing of the Company's products is performed at its headquarters in Warminster, Pennsylvania. The Company derives revenues from selling and installing hardware and software for licensed use by clients in diverse industries, such as insurance, banking, manufacturing and healthcare. The Company's revenues are predominantly generated through sales to customers in the United States.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments. The Company restricts investment of temporary cash investments to financial institutions with high credit ratings.

Revenue Recognition and Accounts Receivable:

Sales and related costs under contracts to customers are recognized as units are delivered, since there are no significant obligations after delivery. Accounts receivable arising from sales are not collateralized and, as a result, management monitors the financial condition of its customers to reduce the risk of loss. Revenue from the licensing of computer software is recognized at the time all significant contractual commitments are fulfilled. Revenue under maintenance contracts is recognized ratably over the life of the contract. Revenues from consulting and custom programming services are recognized as the services are performed.

Property and Equipment:

Property and equipment are carried at cost. Expenditures for major renewals, improvements and betterments are capitalized and minor repairs and maintenance are charged to expense. When assets are sold, the related cost and accumulated depreciation are removed from the accounts and any gain or loss from such disposition is included in operations.

Property and equipment is depreciated on the straight-line method over the estimated useful lives of the respective assets, generally over a period of five to seven years for property and equipment and over the lesser of its estimated useful life or the remaining lease term for leasehold improvements. For federal income tax purposes, accelerated depreciation methods are used.

Computer Software:

The Company capitalizes purchased computer software. Internally developed computer software costs and costs of product enhancements are capitalized subsequent to the determination of technological feasibility; such capitalization continues until the product becomes available for general release. Maintenance and general upgrades are expensed as incurred. Capitalized software costs are written down to net realizable value when the carrying amount is in excess thereof.

Computer software development and enhancements costs are amortized on a product-by-product basis over a period of 5 years. Amortization, which is included in cost of revenues, is the greater of the amount computed using (1) the ratio of the current year's gross revenues to the total current and anticipated future gross revenues for that product or (2) the straight-line method over the estimated life of the product. Software amortization was $104,226, $75,747 and $46,330 for the years ended January 31, 1996, 1995 and
1994, respectively.

Income Taxes:

Effective February 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No.
109). SFAS No. 109 changes the method of computing deferred income taxes from the deferred method to the liability method. Under the liability method, deferred income taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect during the years in which the differences are expected to reverse, and on available tax credits and carryforwards. The Company did not restate its prior financial statements in conjunction with adoption of the new standard.

Prior to February 1, 1993, income taxes were provided in accordance with the provisions of Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes" (APB 11).

Earnings (Loss) Per Share:

Primary earnings (loss) per common share is calculated using the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the additional number of shares which would be issuable upon the exercise of stock options, assuming that the Company used the proceeds received to purchase additional shares at the stock's average market price for the period. The fully-diluted computation reflects additional dilution related to stock options due to the use of the market price at the end of the period, which are higher than the average price for the period.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification:

Certain reclassifications have been made to the 1995 and 1994 financial statements and related footnotes to conform to the 1996 presentation.

Statements of Financial Accounting Standards Not Yet Adopted:

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for fiscal years beginning after December 15, 1995. The provisions of SFAS No. 121 require the Company to review its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. Any loss will be recognized in the income statement and certain disclosures regarding the impairment are to be made in the financial statements. The Company is evaluating the provisions of SFAS No. 121 and does not anticipate adoption to have a material effect on its financial position or results of operations.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," for fiscal years beginning after December 15, 1995. SFAS No. 123 allows companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based upon fair value or permits them to continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Companies choosing to continue on APB No. 25 are required to disclose pro forma net income and earnings per share data based on fair value. The Company anticipates continuing to account for stock-based compensation in accordance with APB No. 25 and therefore the adoption of SFAS No. 123 will not have an impact on the Company's financial position or results of operations.

3.  PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                       January 31,
                                 ----------------------
                                   1996         1995
                                   ----         ----
Computers and office equipment   $ 416,559    $ 315,112
Furniture and fixtures             233,313       89,717
Leasehold improvements             155,314         --
                                 ---------    ---------
                                   805,186      404,829
Less accumulated depreciation     (193,638)     (90,563)
                                 ---------    ---------
                                 $ 611,548    $ 314,266
                                 =========    =========

Depreciation expense was $104,122, $49,805 and $21,063 in 1996, 1995 and 1994,
respectively.

4.  INCOME TAXES:

Effective February 1, 1993, the Company adopted the provisions of SFAS No. 109. The cumulative effect of this accounting change for fiscal years prior to 1994, which is shown separately in the statement of operations, decreased net income for the year ended January 31, 1994 by $2,300 (see Note 2).

The provision for income taxes consists of the following:

                                                                 For the years ended January 31,
                                                      ------------------------------------------------------
                                                          1996                 1995                1994
                                                          ----                 ----                ----
Federal income taxes:
     Current                                                  -             $ (20,200)          $  20,200
     Deferred                                                 -                 6,700              (6,700)
                                                      --------------       -------------       -------------
                                                              -               (13,500)             13,500
                                                      --------------       -------------       -------------
State:
     Current                                                  -                     -              24,800
     Deferred                                                 -                 4,700              (4,700)
                                                      --------------       -------------       -------------
                                                              -                 4,700              20,100
                                                      --------------       -------------       -------------
                                                              -             $  (8,800)          $  33,600
                                                      ==============       =============       =============



As of January 31, 1996, the Company has federal net operating loss carryforwards of approximately $2,470,700, which expire over various years through 2010. As of January 31, 1996, the Company has state net operating loss carryforwards of approximately $1,850,300, which expire over various years through 1998.

The reconciliation of income taxes at the U.S. statutory rate to the provision for income taxes for 1995, 1994 and 1993 is as follows:


                                                                 For the years ended January 31,
                                                                --------------------------------
                                                                 1996         1995       1994
                                                                 ----         ----       ----
Income taxes at the U.S. Statutory rate                              (34)%      (34)%      34 %
Increase (reduction) in income taxes resulting from:
   Benefit of the federal graduated rates                           -             1 %      (7)%
   State income taxes, net of federal benefit                       -             1 %       8 %
   Limitation on the utilization of tax benefits                      31%        32 %     -
   Utilization of net operating loss carryforwards                  -            -        (16)%
   Other, net                                                          3%        (1)%     -
                                                                --------    -------    --------
                                                                    -            (1)%      19%
                                                                ========    =======    ========

The tax effects of temporary differences which comprise the deferred tax assets and liabilities at January 31, 1996 and 1995 were determined using an effective rate of 41%. Tax effects of temporary differences are as follows:

                                       January 31,    January 31,
                                         1996           1995
                                      -----------    -----------

Deferred tax debits:
   Computer software                         --      $    41,800
   Net operating loss carryforwards   $ 1,038,900        596,100
   Other liabilities                       45,600         48,600
   Valuation allowance                 (1,034,000)      (663,900)
                                      -----------    -----------
                                           50,500         22,600
Deferred tax credits:

   Property and equipment                 (50,500)       (22,600)
                                      -----------    -----------
   Net deferred taxes                 $      --      $      --
                                      ===========    ===========

The increase in the valuation allowance at January 31, 1996 is mainly attributable to the increase in the net operating loss carryforwards.

5.  COMMITMENTS:

The Company leases office facilities under operating leases. The future minimum rental payments under noncancellable operating leases are as follows:


                                       1997           $ 130,000
                                       1998           $ 130,000
                                       1999           $ 130,000
                                       2000           $ 130,000
                                                      ---------
                                                      $ 520,000
                                                      =========




Total rent expense for the years ended January 31, 1996, 1995 and 1994 was $124,164, $41,094 and $21,910, respectively.

6.  PRIVATE PLACEMENT OF COMMON STOCK:

On April 29, 1994 the Company completed a private placement, agreed to on November 18, 1993, in which 1,556,634 shares of restricted Common Stock were sold to six outside investors for $48,100. All voting rights pertaining to such shares of the Common Stock have been assigned to two officers of the Company. The funds raised in the private placement were used for the purchase of computer equipment and furniture. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, the 1,556,634 shares privately placed at a price lower than the public offering price on July 26, 1994 (see Note 10) are treated as outstanding for all periods presented.

7.  BRIDGE DEBT:

On May 11, 1994, the Company issued $1,300,000 principal amount of seven percent Promissory Notes (the "Bridge Debt") and 3,900,000 common stock purchase warrants (the "Bridge Debt Warrants"). The Bridge Debt Warrants were valued at the public offering price of $.083 per warrant, aggregating $325,000, which constituted original issue discount on the debt. Each Bridge Debt Warrant is exercisable to purchase one share of Common Stock at an exercise price of $2.33 per share during the 60 month period commencing 12 months after the effective date of the Company's Public Offering, which was July 26, 1994. The Company issued the Bridge Debt and the Bridge Debt Warrants to a limited group of investors, who were previously unaffiliated with the Company, for aggregate consideration of $1,300,000. The Bridge Debt was repayable together with interest at the rate of seven percent per annum upon the earlier of (I) the Company's consummation of a public or private financing of its equity securities or (ii) 12 months after issuance. The effective rate of interest on this Bridge Debt was 42.7%. The Bridge Debt Warrants were automatically converted into Redeemable Warrants on July 26, 1994, when the Company's Public Offering became effective. On August 2, 1994, the Company repaid the $1,300,000 Bridge Debt, including interest of $20,693. The original issue discount was charged to the statement of operations as interest expense of $62,608 and an extraordinary loss on extinguishment of debt of $262,392. There were no underwriting discounts or commissions paid in connection with these transactions.

8. STOCK SPLITS:

The Board of Directors of the Company approved a three-for-one forward split of all outstanding shares of Common Stock and all outstanding Common Stock Purchase Warrants on August 23, 1995. The three-for-one split was effective on September 18, 1995. The shareholders of the Company approved a one-for-18.54 reverse stock split of all outstanding shares of Common Stock on July 22, 1994.

As a result, all historic share amounts and per share amounts in the accompanying financial statements, except for the statements of changes in shareholders equity, have been adjusted to reflect the stock splits.

9.  PREFERRED STOCK:

On July 22, 1994, the shareholders of the Company approved the conversion of all Senior Preferred Stock into Common Stock on a one-for-one basis (prior to the reverse stock split) and the authorization of a new class of preferred stock with no par value and 200,000,000 authorized shares.

10.  PUBLIC OFFERING:

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

The shares of Common Stock and Redeemable Warrants are separately tradeable. Each Redeemable Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $2.33 for a period of 60 months commencing 12 months after the effective date of the offering. Each Redeemable Warrant is redeemable by the Company at a redemption price of $.083 per Redeemable Warrant commencing 15 months after the effective date of the offering upon not less than 30 days' prior written notice by the Company, provided that the average closing bid price of the Common Stock equals or exceeds $2.92 for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day immediately prior to the notice of redemption.

11.  1994 STOCK OPTION PLAN:

On July 22, 1994, the shareholders of the Company approved the adoption of the 1994 Stock Option Plan which provides for the granting of options to purchase up to an aggregate of 975,000 shares of Common Stock. The Company granted options to acquire 225,000 shares of the Common Stock, at an exercise price of $1.67 per share, to each of William M. Thompson and John M. Thompson pursuant to the terms of their 1994 employment agreements with the Company.

Changes in shares under option during the fiscal years ended January 31, 1996 and 1995 were as follows:

                                             1996         1995
                                             ----         ----

Shares under option at beginning of year     975,000        --
Additions:
   Options granted                           500,000     975,000
   Options exercised                            --          --
   Options expired or terminated                --          --
                                           ---------   ---------
Shares under option at end of year         1,475,000     975,000
                                           =========   =========

Options exercisable at end of year           325,000        --
                                           =========   =========



These stock options are exercisable in whole or in part, in three (3) equal annual installments, with the first such installment exercisable twelve (12) months from the date of the grant, but any such exercise must occur within ten
(10) years from the date of grant

12.  SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION:

The Company acquired $14,800 and $6,995 of property and equipment for which payment had not been made at January 31, 1996 and 1995, respectively, which is included in accounts payable.

13.  SIGNIFICANT CUSTOMERS:

In fiscal 1996, revenues from the United States Department of Defense, CIBC Development Corp. and Intergraph Corporation were approximately 25%, 16% and 11%, respectively, of total revenues. In fiscal 1995, revenues from the United States Department of Defense, Washington Hospital Center and Principal Financial Group were approximately 43%, 11% and 9%, respectively, of total revenues. In fiscal 1994, revenues from the United States Department of Defense, Wawa Inc. and MBNA Corporation were approximately 40%, 16% and 11%, respectively, of total revenues.

14. RELATED PARTY TRANSACTIONS:

On September 2, 1994 the Company loaned $50,000 to each of two officers, who are also major shareholders of the Company. The notes were not collateralized, non-interest bearing and were repayable in full on September 2, 1995. The notes have been classified as a reduction of shareholders' equity in the accompanying balance sheets. On April 28, 1995, the notes were repaid in full.

On March 29, 1995 the Company loaned an additional $50,000 to each of these two officers. The notes were not collateralized, non-interest bearing and were repayable in full on March 29, 1996. These notes were repaid in full on November 28, 1995.

On January 20, 1995, the Company loaned $50,000 to Thompson Enterprises, L.P., a limited partnership, which is classified as a current asset in the Company's balance sheet at January 31, 1995. The amount was repaid in full on April 20, 1995.

On March 17, 1995, the Company pledged a $700,000 certificate of deposit as collateral for a mortgage loan obtained by Thompson Enterprises, L.P., which is classified as restricted cash in the accompanying balance sheet.

15. NOTES RECEIVABLE:

On March 3, 1995, the Company loaned $1,000,000, which was held in escrow, to a non-affiliated company. The loan was evidenced by a promissory note, which provided for the payment of $100,000 in origination fees. The loan and the origination fees were paid in full on May 5, 1995.

On May 12, 1995, the Company loaned $750,000, which was held in escrow, to a non-affiliated company. The loan was evidenced by a promissory note, which provided for the payment of a $55,000 origination fee which was paid on June 1, 1995. The loan was paid in full on August 24, 1995.

16. 401(K) PLAN:

Effective January 1, 1996 the Company instituted a 401(k) Plan to cover all eligible employees. The Company makes a matching contribution of $.25 for every dollar a participant contributes on the first 6% contributed, subject to a 5 year vesting schedule. The Company made a matching contribution of $1,821 for the year ended January 31, 1996.