Form 10-Q
period 1996-04-30
INNOVATIVE TECH SYSTEMS INC
filed 1996-06-19
CIK 824008

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For  the three months ended April 30, 1996

                       Commission File Number: 33-17856-C


                         INNOVATIVE TECH SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

              ILLINOIS                                  65-0071222
              --------                                  ----------
    (State or other jurisdiction                       (IRS Employer
  of incorporation or organization)               Identification Number)


             444 JACKSONVILLE ROAD, SUITE 200, WARMINSTER, PA 18974
             ------------------------------------------------------
                 (Address, including zip code, of registrant's
                          principal executive offices)

                                 (215) 441-5600
                                 --------------
                        (Registrant's telephone number,
                              including area code)


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

                              YES    X   NO
                                  -----    -------

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                                 Class: Common

                    Outstanding at June 18, 1996: 10,227,837

                         INNOVATIVE TECH SYSTEMS, INC.

                         INDEX TO FINANCIAL STATEMENTS



 PART I - FINANCIAL INFORMATION                                                                             PAGE(S)
                                                                                                         -------------
 Item 1.

      Balance Sheets as of April 30, 1996 and January 31, 1996                                                3-4

      Statements of Operations for the three months ended April 30, 1996 and 1995                               5

      Statements of Cash Flows for the three months ended April 30, 1996 and 1995                               6

      Notes to Financial Statements                                                                           7-9

 Item 2.

      Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                                           10-12

 PART II - OTHER INFORMATION
 Item 6.

      Exhibits and Reports on Form 8-K                                                                         13

                         INNOVATIVE TECH SYSTEMS, INC.

                                 BALANCE SHEETS





           ASSETS                                                                            April 30,         January 31,
                                                                                                1996               1996
                                                                                        -----------------   ----------------
                                                                                             (Unaudited)         (Audited)
           Current assets:
                Cash and cash equivalents                                                 $   2,027,114      $   2,815,742
                Accounts receivable, net                                                      1,847,894          1,281,707
                Officer advance                                                                  53,698             49,921
                Other current assets                                                            184,980             25,812
                                                                                        -----------------   ----------------

                    Total current assets                                                      4,113,686          4,173,182

           Property and equipment, net                                                          662,581           611, 548
           Restricted cash                                                                      700,000            700,000
           Computer software, net of accumulated amortization of
                $360,909 and $335,599 at April 30, 1996 and
                January 31, 1996, respectively                                                  348,524            369,693

                                                                                        -----------------   ----------------

                     Total assets                                                         $   5,824,791      $   5,854,423
                                                                                        =================   ================





    The accompanying notes are an integral part of the financial statements

                         INNOVATIVE TECH SYSTEMS, INC.

                                 BALANCE SHEETS



                                                                                     April 30,      January 31,
                                                                                       1996             1996
                                                                                  --------------   ----------------
                                                                                    (Unaudited)      (Audited)
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                                                 $    198,983      $    215,888
   Accrued liabilities                                                                    33,118            35,273
   Accrued payroll and related costs                                                      88,834           138,160
   Deferred revenue                                                                       60,419            74,881
                                                                                   --------------    --------------

         Total current liabilities                                                       381,354           464,202
                                                                                   --------------    --------------


 Commitments & contingent liabilities

 Shareholders' equity:
   Preferred stock, no par value; authorized 200,000,000
      shares                                                                                 -               -
   Common stock, par value $.0185; authorized
      100,000,000 shares, issued and outstanding
      10,227,837 as of April 30, 1996 and January 31, 1996                               189,215           189,215
   Additional  paid-in capital                                                         6,475,501         6,475,501
   Warrants                                                                              851,500           850,150
   Accumulated deficit                                                                (2,072,779)       (2,124,645)
                                                                                   --------------    --------------

        Total  shareholders' equity                                                    5,443,437         5,390,221
                                                                                   --------------    --------------

        Total  liabilities and shareholders' equity                                 $  5,824,791      $  5,854,423
                                                                                   ==============    ==============




    The accompanying notes are an integral part of the financial statements

                         INNOVATIVE TECH SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS




                                                                    For the Three Months Ended
                                                                ----------------------------------
                                                                    April 30,          April 30,
                                                                      1996               1995
                                                                --------------     ---------------
   Revenues                                                       $ 1,155,355         $   467,825
   Cost of revenues                                                    31,105              44,834
   Selling, general and administrative expenses                     1,110,288             755,909
                                                                --------------     ---------------

   Income (loss) from operations                                       13,962            (332,918)
   Other income                                                        37,904             153,500
                                                                --------------     ---------------

   Income (loss) before income taxes                                   51,866            (179,418)


   Provision for income taxes                                            -                  -
                                                                --------------     ---------------

   Net income (loss)                                              $    51,866         $  (179,418)
                                                                ==============     ===============

   Primary income (loss) per common share                         $      .004         $      (.02)
                                                                ==============     ===============

   Weighted average shares outstanding (see note 2)                14,218,809          10,227,837
                                                                ==============     ===============

   Fully Diluted income (loss) per common share                   $      .004         $      (.02)
                                                                ==============     ===============

   Weighted average shares outstanding (see note 2)                14,218,809          10,227,837
                                                                ==============     ===============





    The accompanying notes are an integral part of the financial statements

                         INNOVATIVE TECH SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                               For the Three Months Ended
                                                                            --------------------------------
                                                                               April 30,         April 30,
                                                                                 1996               1995
                                                                            -------------   ----------------
  Cash flows from operating activities:
   Net income (loss)                                                        $    51,866       $  (179,418)
   Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
   Depreciation and amortization                                                 64,641            52,589
   Changes in operating assets and liabilities:
       Accounts receivable                                                     (566,187)         (117,451)
       Officer advance                                                           (3,777)           (3,060)
       Due from related party                                                   -                  50,000
       Accrued interest receivable                                              -                 (87,000)
       Other current assets                                                    (159,168)          (44,550)
       Accounts payable                                                         (16,905)          (26,288)
       Accrued liabilities                                                       (2,155)           14,507
       Accrued payroll and related costs                                        (49,326)          (48,872)
       Deferred revenue                                                         (14,462)           15,312
                                                                            -------------   ----------------
            Net cash used in operating activities                              (695,473)         (374,231)
                                                                            -------------   ----------------

  Cash flows from investing activities:
      Purchase of property and equipment                                        (89,184)           (3,354)
      Leasehold improvements                                                     (1,180)           -
      Capitalization of software development tools                               (4,141)           (3,431)
      Capitalization of software development costs                               -                (67,734)
      Restricted cash                                                            -               (700,000)
      Note receivable                                                            -              1,000,000)
                                                                            -------------   ----------------
             Net cash used in investing activities                              (94,505)       (1,774,519)
                                                                            -------------   ----------------

  Cash flows from financing activities:
      Warrant issuance                                                            1,350             -
                                                                            -------------   ----------------
             Net cash provided by financing activities                            1,350             -
                                                                            -------------   ----------------

             Net decrease in cash and cash equivalents                         (788,628)       (2,148,750)

  Cash and cash equivalents, beginning of period                              2,815,742         5,336,009
                                                                            -------------   ----------------
  Cash and cash equivalents, end of period                                  $ 2,027,114       $ 3,187,259
                                                                            =============   ================

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

    1.  PROPERTY AND EQUIPMENT:

             Property and equipment are comprised of the following:

                                           April 30,         January 31,
                                             1996               1996
                                        -------------       ------------
                                         (unaudited)           (audited)
 Computers and office equipment          $  498,643         $  416,559
 Furniture and fixtures                     240,413            233,313
 Leasehold improvements                     156,494            155,314
                                        -------------       ------------
                                            895,550            805,186
 Less accumulated depreciation             (232,969)          (193,638)
                                        -------------       ------------

                                         $  662,581         $  611,548
                                        =============       ============

2.  INCOME (LOSS) PER SHARE:

Primary income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the additional number of shares which would be issuable upon the exercise of stock options, assuming that the Company used the proceeds received to purchase additional shares at the stock's average market price for the period. The fully-diluted computation is the same as the primary calculation due to the use of the average market price for the period, which was higher than the market price at the end of the period.

3.  RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS:

On February 1, 1996 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. As of February 1, 1996, no material impact resulted from the adoption of this accounting standard.

4.  DEFERRED REVENUE:

Deferred revenue of $61,419 at April 30, 1996 represents advances paid by customers for maintenance services not yet performed. This amount is recognized ratably over the life of the maintenance contract.

5. STOCK SPLIT:

The Board of Directors of the Company approved a three-for-one forward split of all outstanding shares of Common Stock and all outstanding Common Stock Purchase Warrants on August 23, 1995. The three-for-one forward split was effective on September 18, 1995.

All historic share amounts in the accompanying financial statements and notes to financial statements have been adjusted to reflect the stock split. All references in the statements of operations with regard to average number of shares of Common Stock and related per share amounts have been calculated giving retroactive effect to the stock split.

6.  PREFERRED STOCK:

On July 22, 1994, the shareholders of the Company approved the conversion of all Senior Preferred Stock into Common Stock on a one-for-one basis (prior to a one-for-18.54 reverse stock split) and the authorization of a new class of preferred stock with no par value and 200,000,000 authorized shares.

7.  PUBLIC OFFERING:

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

8.  SIGNIFICANT CUSTOMERS:

For the three months ended April 30, 1996, revenues from the United States Department of Defense, Georgetown University, and Landis & Gyr (Europe) Corp. were approximately 27%, 18% and 18%, respectively, of total revenues. For the three months ended April 30, 1995, revenues from Washington Hospital Center, the United States Department of Defense, and Intergraph Corporation were approximately 21%, 17% and 16%, respectively, of total revenues.

9. RELATED PARTY TRANSACTION:

On March 17, 1995, the Company pledged a six month $700,000 certificate of deposit as collateral for a mortgage loan obtained by Thompson Enterprises, L.P., a limited partnership, which is classified as restricted cash in the accompanying balance sheet.

10.  SUBSEQUENT EVENT:

On May 31, 1996, the Company entered into an agreement with Facility Management Systems, Inc. ("FMS") whereby the Company and FMS would merge in a stock-for-stock transaction to be accounted for as a pooling of interests. Under the terms of the agreement, FMS shareholders would receive 50.114 shares of Innovative Tech common stock in exchange for each share of FMS common stock. This exchange ratio will result in approximately 646,000 shares of Innovative Tech common stock being issued to FMS shareholders. The closing of the merger is subject to various conditions including but not limited to the approval by the shareholders of FMS, and opinions regarding the ability to account for the transaction as a pooling of interests. The merger is expected to close during the second quarter of fiscal 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW AND SIGNIFICANT EVENTS

The significant progress made during fiscal 1996 has continued through the first quarter of fiscal 1997, as the Company reported record revenues for the three months ended April 30, 1996. The continued revenue growth indicates that the Company's fundamental strategies are working. The Company's SPAN-FM(TM) software products have been well received, as evidenced by the April 1996 Readers' Choice Award for Excellence in Computer Software from Today's Facility Manager Magazine.

The Company has expanded its direct sales staff by hiring regional sales representatives that operate from their homes with product shipment, support and customization being done from the Company's home office in Warminster, Pennsylvania. The Company currently has regional sales representatives located in Boston; Tampa; Winnipeg, Canada; New York; Philadelphia and Los Angeles.

The Company has signed an exclusive five-year OEM agreement with the Intergraph Corporation to private label certain Innovative Tech software packages. The financial terms of the agreement provide for Innovative Tech to receive 30 percent royalties on all sales of the SPAN-FM(TM) software by Intergraph
Corporation.   Minimum royalties during each year of the agreement must be $1.5 million in order for Intergraph Corporation to maintain exclusive distribution
rights.   The Company received $72,300 in royalties pursuant to the agreement for the three months ended April 30, 1996.

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

On May 31, 1996, the Company entered into an agreement with Facility Management Systems, Inc. ("FMS") whereby the Company and FMS would merge in a stock-for-stock transaction to be accounted for as a pooling of interests. Under the terms of the agreement, FMS shareholders would receive 50.114 shares of Innovative Tech common stock in exchange for each share of FMS common stock. This exchange ratio will result in approximately 646,000 shares of Innovative Tech common stock being issued to FMS shareholders. The closing of the merger is subject to various conditions including but not limited to the approval by the shareholders of FMS, and opinions regarding the ability to account for the transaction as a pooling of interests. The merger is expected to close during the second quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have related to and are expected to continue relating to, capital investments and working capital requirements. The Company has met its liquidity needs over the last two years primarily through funds provided by the issuance of common stock in an underwritten public offering. The Company believes that cash provided by operating activities, together with the remaining net proceeds generated from the sale of shares of the Company's common stock, should be adequate for its presently foreseeable working capital and capital investment requirements.

The Company's cash position at April 30, 1996 decreased $788,628 or 28% from the January 31, 1996 balance. The decrease was primarily attributable to $695,473 used in operations to support the Company's ongoing product development efforts, and increased advertising and marketing activities. In addition, the Company purchased $90,364 of property and equipment.

Accounts receivable at April 30, 1996 increased $566,187 from the January 31, 1996 balance. This increase is due primarily to the increased sales volume experienced for the three months ended April 30, 1996. Working capital at April 30, 1996 was $3,732,332. The Company had no loans or notes payable at April 30, 1996.

The Company's cash position at April 30, 1995 decreased $2,148,750 or
40% from the January 31, 1995 balance. This decrease was attributable primarily to a $1,000,000 loan, which was held in escrow, that the Company made to a non-affiliated company, a six month certificate of deposit pledged as collateral for a mortgage loan by a related party, and $374,231 used in operations to support the Company's product development efforts, and the expansion of the technical services and project management departments.

Accounts receivable at April 30, 1995 increased $117,451 over the January 31, 1995 balance. The Company did not experience any material collection difficulties. Working capital at April 30, 1995 was $5,161,670. Included in accounts payable at April 30, 1995 is $4,967 of computer equipment which was paid in the second quarter of fiscal year 1996. The Company had no loans or notes payable at April 30, 1995.

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

RESULTS OF OPERATIONS

Revenues for the three months ended April 30, 1996 and 1995 were $1,155,355 and $467,825, respectively. The Company's first quarter revenues increased $165,407 or 17% over fourth quarter revenues of $989,948. Management attributes this increase to the release of the Windows(TM) version of its SPAN-FM(TM) product line, and increased sales and marketing activities, which generated a higher volume of sales transactions.

The Company continues to provide services to the Department of Defense, and sales made by the Company to the Department of Defense constituted approximately 27% and 17% of the Company's total revenues for the three months ended April 30, 1996 and 1995. The Company anticipates that sales to the United States Department of Defense will continue to be a significant part of the Company's revenues during fiscal year 1997. Such continued sales to the United States Department of Defense will arise as a result of the Company's performance of its obligations under existing agreements with the United States Department of Defense.

Cost of revenues were $31,105 and $44,834 for the three months ended April 30, 1996 and 1995, respectively. Included within cost of revenues is computer hardware purchased by the Company and subsequently sold to customers, and amortization of capitalized software. Hardware purchases are made only as required under customer contracts. Therefore, the volume of hardware purchases may fluctuate significantly based upon specific contract requirements.
Software amortization was $25,310 and $33,461 for the three months ended April 30, 1996 and 1995, respectively.

Selling, general and administrative expenses for the three months ended April 30, 1996 increased $354,379 over the three month period ended April 30, 1995. The increase is due primarily to increased wages incurred by the Company as a result of hiring additional employees to support the Company's development,
sales and marketing  efforts.   The increased development and marketing efforts
have resulted in increased revenues.

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


                                                 INNOVATIVE TECH SYSTEMS, INC.
                                                 -----------------------------
                                                         (Registrant)



Dated:  June 18, 1996


Innovative Tech Systems, Inc.


By:\s\Louis J. Desiderio
   ---------------------
      Louis J. Desiderio,
      Vice President, Chief Financial Officer
      and Assistant Secretary