Form 10-Q/A
period 1995-10-31
INNOVATIVE TECH SYSTEMS INC
filed 1996-08-07
CIK 824008

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q/A
                              (Amendment No. 1)

                 Quarterly Report under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                       For Quarter Ended October 31, 1995
                                         ----------------

                       Commission File number 33-17856-C
                                              ----------

                          Innovative Tech Systems, Inc.
                          -----------------------------

           (Exact name of registrant as specified in its charter)

           Illinois                                  65-0071222
           --------                                  ----------
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification Number)

444 Jacksonville Road, Suite 200, Warminster, PA               18974
- ------------------------------------------------               -----
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number,
including area code                                      (215) 441-5600
                                                         --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filed requirements for the past 90 days:

Yes  X     No   .
    ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Class                          Outstanding at August 7, 1996
   -----                          -----------------------------
Common Stock, $.0185 par value              10,227,837

     Item 6. (Exhibits and Reports on Form 8-K) of Registrant's Quarterly report on Form 10-Q for the fiscal quarter ended October 31, 1995, is hereby amended and restated in its entirety as follows:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     27. Financial Data Schedule.

     (b) Reports on Form 8-K.

     During the fiscal quarter ended October 31, 1995, no Current Reports on Form 8-K were filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 1996                     By: /s/ Louis J. Desiderio
                                            -------------------------
                                            (Louis J. Desiderio, Vice President
                                             and Chief Financial Officer)

                              INDEX OF EXHIBITS

EXHIBIT NO.                                      DESCRIPTION
27                                          Financial Data Schedule