Form 10-Q/A
period 1996-07-31
INNOVATIVE TECH SYSTEMS INC
filed 1996-11-25
CIK 824008

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For  the three months ended July 31, 1996

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

                              YES  X       NO
                                 ------     -------


         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                                 Class: Common

               Outstanding at November 25, 1996: 10,888,456

ITEM 1. (FINANCIAL INFORMATION) OF REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED JULY 31, 1996, IS HEREBY
         AMENDED AND RESTATED IN ITS ENTIRETY AS FOLLOWS:

Balance Sheet as of July 31, 1996

Statement of Operations for the three months ended July 31, 1996

Statement of Operations for the six months ended July 31, 1996

Statement of Cash Flows for the six months ended July 31, 1996

Notes to Financial Statements

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          27.  Financial Data Schedule

                         INNOVATIVE TECH SYSTEMS, INC.

                                 BALANCE SHEETS





         ASSETS                                                                             July 31,
                                                                                              1996
                                                                                          -----------
                                                                                          (Unaudited)
         Current assets:
              Cash and cash equivalents                                                  $      971,199
              Accounts receivable, net                                                        2,230,513
              Officer advance                                                                    84,452
              Other current assets                                                               91,590
                                                                                         --------------

                 Total current assets                                                         3,377,754


         Property and equipment, net                                                            670,949
         Restricted cash                                                                        700,000
         Computer software, net of accumulated amortization of
                $386,317 and $335,599 at July 31, 1996 and
                January 31, 1996, respectively                                                  324,494
         Acquisition of company                                                               1,371,940
         Other assets                                                                            89,802
                                                                                         --------------

                  Total assets                                                           $    6,534,939
                                                                                         ==============

         The accompanying notes are an integral part of the financial statements

                         INNOVATIVE TECH SYSTEMS, INC.

                                 BALANCE SHEETS


                                                                       July 31,
                                                                         1996
                                                                     -----------
                                                                     (Unaudited)
         LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities:
           Accounts payable                                               349,686
           Accrued liabilities                                             34,660
           Accrued payroll and related costs                              120,221
           Deferred revenue                                               107,626
                                                                     ------------

                 Total current liabilities                                612,194
                                                                     ------------

         Commitments & contingent liabilities

         Shareholders' equity:
           Preferred stock, no par value; authorized 200,000,000
              shares                                                          -
           Common stock, par value $.0185; authorized
              100,000,000 shares, issued and outstanding
              10,873,456 as of July 31, 1996 and January 31, 1996         201,159
           Additional paid-in capital                                   7,136,954
           Warrants                                                       851,500
           Accumulated deficit                                         (2,266,868)
                                                                     ------------

                Total shareholders' equity                              5,922,745
                                                                     ------------

                Total liabilities and shareholders' equity           $  6,534,939
                                                                     ============


         The accompanying notes are an integral part of the financial statements

                         INNOVATIVE TECH SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS

                                                           For The Three
                                                           Months Ended
                                                           July 31, 1996
                                                           -------------
          Revenues                                        $  1,300,423
          Cost of revenues                                      95,693
          Selling, general and administrative expenses       1,428,928
                                                          ------------

          Loss from operations                                (224,198)
          Interest expense                                       1,259
          Other income                                          31,368
                                                          ------------

          Loss before income taxes                            (194,089)

          Provision for income taxes                               -
                                                          ------------

          Net loss                                        $   (194,089)
                                                          ============

          Income (loss) per common share                  $      (.017)
                                                          ============

          Weighted average shares outstanding               11,476,147
                                                          ============





         The accompanying notes are an integral part of the financial statements

                         INNOVATIVE TECH SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS



                                                            For The Six
                                                           Months Ended
                                                           July 31, 1996
                                                           -------------
          Revenues                                        $   2,455,778
          Cost of revenues                                      126,798
          Selling, general and administrative expenses        2,539,216
                                                          -------------

          Loss from operations                                 (210,236)
          Interest expense                                        1,259
          Other income                                           69,272
                                                          =============

          Loss before income taxes                             (142,223)

          Provision for income taxes                               -
                                                          -------------

          Net loss                                        $    (142,223)
                                                          =============
          Income (loss) per common share                  $       (.012)
                                                          =============

          Weighted average shares outstanding                11,476,147
                                                          =============





         The accompanying notes are an integral part of the financial statements

                         INNOVATIVE TECH SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                      For The Six
                                                                                     Months Ended
                                                                                    July 31, 1996
                                                                                 --------------------
         Cash flows from operating activities:
          Net income (loss)                                                      $       (142,223)
          Adjustments to reconcile net income (loss) to
             net cash used in operating activities:
          Depreciation and amortization                                                   131,884
          Changes in operating assets and liabilities net of effects from acquisition:
              Accounts receivable                                                        (968,686)
              Officer advance                                                             (34,531)
              Due from related party                                                         -
              Other current assets                                                        (65,778)
              Other assets                                                                (88,297)
              Accounts payable                                                            144,743
              Accrued liabilities                                                         (47,078)
              Accrued payroll and related costs                                            (3,290)
              Deferred revenue                                                             32,745
                                                                                 ----------------
                   Net cash used in operating activities                               (1,040,511)
                                                                                 ----------------
         Cash flows from investing activities:
             Purchase of property and equipment                                          (136,858)
             Leasehold improvements                                                        (3,709)
             Capitalization of software development tools                                  (5,520)
             Capitalization of software development costs                                    -
             Restricted cash                                                                 -
             Proceeds from note receivable                                                   -
             Note receivable                                                                 -
                                                                                 ----------------
                   Net cash used in investing activities                                 (146,087)
                                                                                 ----------------
         Cash flows from financing activities:
             Repayment of long-term debt                                                 (659,295)
             Warrant issuance                                                               1,350
                                                                                 ----------------
                   Net cash used in financing activities                                 (657,945)
                                                                                 ----------------

                   Net decrease in cash and cash equivalents                           (1,844,543)
         Cash and cash equivalents, beginning of period                                 2,815,742
                                                                                 ----------------
         Cash and cash equivalents, end of period                                $        971,199
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


5.  SUPPLEMENTAL CASH FLOW INFORMATION:

The Company purchased 100% of the common stock of Facility Management Systems, Inc. for 645,619 shares of Innovative Tech common stock valued at $1,371,940. In connection with the acquisition, liabilities were assumed as follows:

         Fair value of assets acquired         $        (257,807)
         Consideration paid                            1,371,940
                                               -----------------
               Liabilities assumed             $       1,114,133
                                               =================

12. RELATED PARTY TRANSACTIONS:

On March 17, 1995, the Company pledged a six month $700,000 certificate of deposit as collateral for a mortgage loan obtained by Thompson Enterprises, L.P., a limited partnership, which is classified as restricted cash in the accompanying balance sheet.

On April 8, 1992, Facility Management Systems, Inc. ("FMS") entered into a $375,000 loan and option agreement with E. Tyden AB, Inc. ("Tyden"), a non-affiliated company. The agreement included additional borrowings of up to an additional $375,000, as well as an option to purchase a 40% interest in FMS. Interest only payments were made on a quarterly basis at 4%. Between September 1992 and July 1994 FMS borrowed an additional $375,000, bringing the total loan outstanding to $750,000. On March 4, 1996 Tyden surrendered its option to purchase a 40% interest in FMS, and on March 6, 1996 two officers of FMS, who were also significant shareholders, purchased the loan from Tyden for $400,000, which was financed through a bank. On May 24, 1996 the terms of the loan were amended to increase the interest rate to 7.85% and revise the payment terms to require monthly payments of $7,089.54 through June 2009. In connection with the acquisition of FMS by Innovative Tech Systems, Inc., the two shareholders agreed to forgive the portion of the original loan balance that was in excess of their existing bank loan. On July 30, 1996 the loan was retired for $332,410, with the balance of $360,337 recorded as purchase price adjustment.

13.  ACQUISITION:

Effective July 26, 1996, the Company acquired 100% of the outstanding common stock of Facility Management Systems, Inc. ("FMS"). Under the terms of the agreement, FMS shareholders received 50.114 shares of Innovative Tech common stock in exchange for each share of FMS common stock. This exchange ratio resulted in 645,619 shares of Innovative Tech common stock being issued to FMS shareholders.

As the acquisition was effective only five days prior to the end of the period ended July 31, 1996, the Company recorded the acquisition as a single line item in the accompanying balance sheet. Going forward, the Company will make an allocation of the purchase price using the purchase method of accounting. The results of operations are included in the Company's consolidated financial statements from the date of acquisition.

The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributed to a transaction that are factually supportable and expected to have a continuing impact.

                                                   For The Six Months Ended July 31,
                                              --------------------------------------------
                                                   1996                         1995
                                              ---------------              ---------------
         Revenues                             $ 4,119,693                  $   3,002,011
         Net loss                             $   469,776                  $     897,318
         Loss per share                       $      .041                  $        .087


The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor is such information indicative of future operating results. In addition, the pro forma financial results contain estimates since the acquired business did not maintain information on a period comparable with the Company's fiscal year end.

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




Dated:  November 25, 1996


Innovative Tech Systems, Inc.


By:\s\Louis J. Desiderio
   ---------------------
      Louis J. Desiderio,
      Vice President, Chief Financial Officer
      and Assistant Secretary