Form 10-Q
period 1996-10-31
INNOVATIVE TECH SYSTEMS INC
filed 1996-12-16
CIK 824008

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the three months ended October 31, 1996

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

                                 YES  X  NO
                                     ---   ----
        Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                                 Class: Common

                  Outstanding at December 13, 1996: 10,888,456

                         INNOVATIVE TECH SYSTEMS, INC.

                         INDEX TO FINANCIAL STATEMENTS



PART I - FINANCIAL INFORMATION                                                                      PAGE(S)
                                                                                                    -------
Item 1.

     Balance Sheets as of October 31, 1996 and January 31, 1996                                          3-4

     Statements of Operations for the three months ended October 31, 1996 and 1995                         5

     Statements of Operations for the nine months ended October 31, 1996 and 1995                          6

     Statements of Cash Flows for the nine months ended October 31, 1996 and 1995                          7

     Notes to Financial Statements                                                                      8-10


Item 2.

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                                                       11-13


PART II - OTHER INFORMATION

Item 6.

     Exhibits and Reports on Form 8-K                                                                     14

                         INNOVATIVE TECH SYSTEMS, INC.

                                 BALANCE SHEETS





ASSETS                                                                      October 31            January 31,
                                                                               1996                  1996
                                                                            ----------            ----------
                                                                          (Unaudited)            (Audited)
Current assets:
     Cash and cash equivalents                                              $   785,618           $ 2,815,742
     Accounts receivable, net                                                 2,480,051             1,281,707
     Inventory                                                                  259,681                     -
     Officer advance                                                             77,990                49,921
     Other current assets                                                       122,401                25,812
                                                                            -----------           -----------

        Total current assets                                                  3,725,741             4,173,182


Property and equipment, net                                                     903,507              611, 548
Restricted cash                                                                 700,000               700,000
Computer software, net of accumulated amortization of
       $463,877 and $335,599 at October 31, 1996 and
       January 31, 1996, respectively                                           543,931               369,693
Goodwill                                                                      1,548,260                    -
Other assets                                                                     93,226                    -

                                                                            -----------           -----------

         Total assets                                                       $ 7,514,665           $ 5,854,423
                                                                            ===========           ===========





    The accompanying notes are an integral part of the financial statements

                         INNOVATIVE TECH SYSTEMS, INC.

                                 BALANCE SHEETS


                                                                             October 31,         January 31,
                                                                                1996                 1996
                                                                          -----------------   ------------------
                                                                             (Unaudited)          (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                           $    469,553         $    215,888
  Accrued liabilities                                                              82,479               35,273
  Accrued payroll and related costs                                               147,894              138,160
  Deferred revenue                                                                558,828               74,881
                                                                             ------------         ------------

        Total current liabilities                                               1,258,755              464,202
                                                                             ------------         ------------


Commitments & contingent LIABILITIES

Shareholders' equity:
  Preferred stock, no par value; authorized 200,000,000
     shares                                                                           -                    -
  Common stock, par value $.0185; authorized
     100,000,000 shares, issued and outstanding
     10,888,456 as of October 31, 1996 and
     10,227,837 as of January 31, 1996                                            201,159              189,215
  Additional  paid-in capital                                                   7,859,986            6,475,501
  Warrants                                                                        851,500              850,150
  Accumulated deficit                                                          (2,656,735)          (2,124,645)
                                                                             ------------         ------------

               Total  shareholders' equity                                      6,255,910            5,390,221
                                                                             ------------         ------------

               Total  liabilities and shareholders' equity                   $  7,514,665         $  5,854,423
                                                                             ============         ============




    The accompanying notes are an integral part of the financial statements

                         INNOVATIVE TECH SYSTEMS, INC.


                            STATEMENTS OF OPERATIONS


                                                                        For the Three Months Ended
                                                                 -----------------------------------------

                                                                     October 31,            October 31,
                                                                        1996                   1995
                                                                 -------------------    -------------------
 Revenues                                                            $   2,540,857           $    917,696
 Cost of revenues                                                          619,073                 43,889
 Selling, general and administrative expenses                            2,236,408                923,383
                                                                     -------------           ------------

 Loss from operations                                                     (314,623)               (49,576)
 Amortization of goodwill                                                  (81,487)                 -
 Interest expense                                                           (1,341)                 -
 Other income                                                                7,584                 59,306
                                                                     -------------           ------------

 Income (loss) before income taxes                                        (389,867)                 9,730

 Provision for income taxes                                                    -                    -
                                                                     -------------           ------------

 Net income (loss)                                                   $    (389,867)         $       9,730
                                                                     =============          =============


 Income (loss) per common share                                      $       (.033)         $        .001
                                                                     =============          =============

 Weighted average shares outstanding (see note 3)                       11,717,997             10,227,837
                                                                     =============          =============





    The accompanying notes are an integral part of the financial statements

                         INNOVATIVE TECH SYSTEMS, INC.


                            STATEMENTS OF OPERATIONS




                                                                          For the Nine Months Ended
                                                                     ------------------------------------

                                                                      October 31,            October 31,
                                                                         1996                   1995
                                                                     -------------          -------------
 Revenues                                                            $   4,996,635          $   1,795,017
 Cost of revenues                                                          745,871                133,058
 Selling, general and administrative expenses                            4,775,624              2,707,157
                                                                     -------------          -------------

 Loss from operations                                                     (524,860)            (1,045,198)
 Amortization of goodwill                                                  (81,487)                  -
 Interest expense                                                           (2,600)                  -
 Other income                                                               76,856                318,709
                                                                     -------------          -------------

 Loss before income taxes                                                 (532,091)              (726,489)

 Provision for income taxes                                                  -                       -
                                                                     -------------          -------------

 Net income (loss)                                                   $    (532,091)         $    (726,489)
                                                                     =============          =============


 Income (loss) per common share                                      $       (.041)         $       (.071)
                                                                     =============          =============

 Weighted average shares outstanding (see note 3)                       12,874,616             10,227,837
                                                                     =============          =============





    The accompanying notes are an integral part of the financial statements

                         INNOVATIVE TECH SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS


                                                                             For the Nine Months Ended
                                                                       ------------------------------------
                                                                         October 31,             October 31,
                                                                            1996                    1995
                                                                       --------------          ------------
Cash flows from operating activities:
 Net loss                                                              $    (532,091)           $  (726,489)
 Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
 Depreciation and amortization                                               329,697                172,080
 Changes in operating assets and liabilities net of effects from acquisition:
     Accounts receivable                                                    (449,668)              (832,020)
     Inventory                                                               (38,250)               -
     Officer advance                                                         (28,069)               (20,586)
     Due from related party                                                      -                   50,000
     Other current assets                                                    (31,883)               (20,250)
     Other assets                                                            (93,227)                (4,010)
     Accounts payable                                                         80,743                (10,670)
     Accrued liabilities                                                      (2,649)               (38,743)
     Accrued payroll and related costs                                       (15,155)               (90,846)
     Deferred revenue                                                        122,575                (19,515)
                                                                       -------------            -----------
          Net cash used in operating activities                             (657,977)            (1,541,049)
                                                                       -------------            -----------

        Cash flows from investing activities:
            Purchase of property and equipment                              (286,100)              (195,939)
            Leasehold improvements                                            (3,709)              (145,129)
            Capitalization of software development tools                      (9,358)                (3,431)
            Capitalization of software development costs                     (43,694)               (67,734)
            Restricted cash                                                     -                  (733,685)
                                                                       -------------            -----------
                   Net cash used in investing activities                    (342,861)            (1,145,918)
                                                                       -------------            -----------

           Cash flows from financing activities:
               Repayment of long-term debt                                  (659,295)                    -
               Repayment under line of credit                               (371,341)                    -
               Warrant issuance                                                1,350                     -
                                                                       -------------            -----------
                      Net cash used in financing activities               (1,029,286)                    -
                                                                       -------------            -----------

                      Net decrease in cash and cash equivalents           (2,030,124)            (2,686,967)

           Cash and cash equivalents, beginning of period                  2,815,742              5,336,009
                                                                       =============            ===========
           Cash and cash equivalents, end of period                    $     785,618            $ 2,649,042
                                                                       =============            ===========




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

     1.  PROPERTY AND EQUIPMENT:

               Property and equipment are comprised of the following:

                                      October 31,            January 31,
                                         1996                  1996
                                     ----------             -----------
                                     (unaudited)             (audited)
Computers and office equipment        $    694,472            $   416,559
Furniture and fixtures                     381,552                233,313
Leasehold improvements                     159,023                155,314
Automobiles                                 10,138               -
                                      ------------            -----------
                                         1,245,185                805,186
Less accumulated depreciation            (341,678)              (193,638)
                                      ------------            -----------

                                      $    903,507            $   611,548
                                      ============            ===========


2.  INVENTORIES:

Inventories consist of hardware, accessories and repair parts that are purchased and resold to customers. Inventories are valued at actual cost, but not in excess of net realizable value.

3.  INCOME (LOSS) PER SHARE:

Primary income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the additional number of shares which would be issuable upon the exercise of stock options and common stock purchase warrants, assuming that the Company used the proceeds received to purchase additional shares at the stock's average market price for the period. The fully-diluted computation is the same as the primary calculation due to the use of the average market price for the period, which was higher than the market price at the end of the period.

4.  SUPPLEMENTAL CASH FLOW INFORMATION:

Effective July 26, 1996, the Company purchased 100% of the common stock of Facility Management Systems, Inc. for 645,619 shares of Innovative Tech common stock valued at $1,371,940. In connection with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired          $  (257,807)
Consideration paid                       1,371,940
                                       -----------
        Liabilities assumed            $ 1,114,133
                                       ===========

5.  DEFERRED REVENUE:

Deferred revenue of $558,828 at October 31, 1996 represents advances paid by customers for maintenance services not yet performed. This amount is recognized ratably over the life of the maintenance contract.

6.  LINE OF CREDIT:

The Company's wholly-owned subsidiary, Facility Management Systems, Inc., maintained a line of credit with a financial institution bearing interest at the rate of prime plus 1/2 %. The line expired on July 31, 1996, and the outstanding balance of $351,341 was paid in full on August 16, 1996.

7.  STOCK SPLIT:

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

8.  PREFERRED STOCK:

On July 22, 1994, the shareholders of the Company approved the conversion of all Senior Preferred Stock into Common Stock on a one-for-one basis (prior to a one-for-18.54 reverse stock split) and the authorization of a new class of preferred stock with no par value and 200,000,000 authorized shares.

9.  PUBLIC OFFERING:

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

10. SIGNIFICANT CUSTOMERS

For the three months ended October 31, 1996, revenues from First Union, Omnipoint Communications, Inc. and Landis & Gyr (Europe) Corp. were approximately 8%, 6% and 6%, respectively, of total revenues. For the three months ended October 31, 1995, revenues from CIBC, Principal Financial Group and the United States Department of Defense were approximately 23%, 16% and 15%, respectively, of total revenues.

11. RELATED PARTY TRANSACTIONS:

On March 17, 1995, the Company pledged a six month $700,000 certificate of deposit as collateral for a mortgage loan obtained by Thompson Enterprises, L.P., a limited partnership, which is classified as restricted cash in the accompanying balance sheet.

On April 8, 1992, Facility Management Systems, Inc. ("FMS") entered into a $375,000 loan and option agreement with E. Tyden AB, Inc. ("Tyden"), a non-affiliated company. The agreement included additional borrowings of up to an additional $375,000, as well as an option to purchase a 40% interest in FMS. Interest only payments were made on a quarterly basis at 4%. Between September 1992 and July 1994 FMS borrowed an additional $375,000, bringing the total loan outstanding to $750,000. On March 4, 1996 Tyden surrendered its option to purchase a 40% interest in FMS, and on March 6, 1996 two officers of FMS, who were also significant shareholders, purchased the loan from Tyden for $400,000, which was financed through a bank. On May 24, 1996 the terms of the loan were amended to increase the interest rate to 7.85% and revise the payment terms to require monthly payments of $7,089.54 through June 2009. In connection with the acquisition of FMS by Innovative Tech Systems, Inc., the two shareholders agreed to forgive the portion of the original loan balance that was in excess of their existing bank loan. On July 30, 1996 the loan was retired for $332,410, with the balance of $360,337 recorded as a purchase price adjustment.

12.  ACQUISITION:

Effective July 26, 1996, the Company acquired 100% of the outstanding common stock of Facility Management Systems, Inc. ("FMS"). Under the terms of the agreement, FMS shareholders received 50.114 shares of Innovative Tech common stock in exchange for each share of FMS common stock. This exchange ratio resulted in 645,619 shares of Innovative Tech common stock being issued to FMS shareholders. The acquisition has been recorded using the purchase method of accounting. The accompanying balance sheet as of October 31, 1996 includes preliminary allocations of the purchase price which is subject to final adjustment. The results of operations are included in the Company's consolidated financial statements from the date of acquisition. The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributed to a transaction that are factually supportable and expected to have a continuing impact.

                      For The Nine Months Ended October 31,
                      ------------------------------------
                          1996                    1995
                      -----------              -----------
Revenues                $ 6,660,550            $ 5,122,358
Net loss                $   859,643            $   798,085
Loss per share          $      .067            $      .078



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND SIGNIFICANT EVENTS

The significant progress made during Fiscal 1996 has continued through the third quarter of Fiscal 1997, as Innovative Tech reported record revenues for the three (3) and nine (9) months ended October 31, 1996. The continued revenue growth indicates that the Company's fundamental strategies are working, and the Company's SPAN-FM(TM) software products have been well received, as evidenced by the April 1996 Readers' Choice Award for Excellence in Computer Software from Today's Facility Manager Magazine.

In addition, effective July 26, 1996, the Company acquired 100 percent of the outstanding common stock of Facility Management Systems, Inc. (FMS) of Chicago, Illinois. Under the terms of the agreement, FMS shareholders received 50.114 shares of Innovative Tech common stock in exchange for each share of FMS common stock. This exchange ratio resulted in 645,619 shares of Innovative Tech common stock being issued to FMS shareholders. FMS is a leading developer of specialty software systems used in the management of facilities. All FMS systems utilize hand-held data collection devices to monitor operating conditions and ensure regulatory compliance within a facility. Users of FMS's software include Boston College, Ford Motor Company, Pitney Bowes and Sun Company. The acquisition of FMS provides Innovative Tech with a new range of management tools which, when integrated into SPAN-FM(TM), will place Innovative Tech well ahead of its competitors. The Company's goal has always been to provide our clients with a complete Facilities Automation solution. The acquisition of FMS will help us to continue to deliver on that commitment. The acquisition of FMS brings Innovative Tech's total work force to more than 100 and creates a significant presence in the Midwestern United States.

Innovative Tech has expanded its direct sales staff by hiring regional sales representatives that operate from their homes with product shipment, support and customization being managed from the Company's offices in Warminster, Pennsylvania, and Chicago, Illinois. The Company currently has regional sales representatives located in Atlanta; Tampa; Winnipeg, Canada; New York; New Jersey; Philadelphia; Los Angeles; and Virginia. The Company has also recently opened a regional office in the greater San Francisco Bay area.

The Company has signed a five-year OEM agreement with Intergraph Corporation to market, sell and distribute certain Innovative Tech software packages. The financial terms of the agreement provide for Innovative Tech to receive 30 percent royalties on all sales of the SPAN-FM(TM) software by Intergraph Corporation. Pursuant to the agreement Innovative Tech received royalties of $31,350 and $103,650 for the three (3) and nine (9) months ended October 31, 1996, respectively.

On April 11, 1996, the Company signed a seven (7) year strategic marketing agreement with Landis & Gyr (Europe) Corp., a Swiss-based provider of building performance and energy efficiency solutions with $2.1 billion in annual revenues. Under the terms of the agreement, Landis & Staefa will distribute and market Innovative Tech's SPAN-FM(TM) product line in Europe, South Africa, and the Near and Middle East. The terms of the agreement in the initial year call for Landis & Gyr (Europe) Corp. to commit financial resources for revisions and enhancements to the SPAN-FM(TM) product line. During the remaining six (6) years of the contract, Innovative Tech is to receive royalties based on revenue generated from product distribution and sales of SPAN-FM(TM) by Landis & Gyr (Europe) Corp. in Europe. As the new European partner of Innovative Tech, Landis & Gyr (Europe) Corp. will also translate the SPAN-FM(TM) software into the various languages used in the market area. Innovative Tech recognized $147,000 and $447,000 in revenues pursuant to the agreement for the three (3) and nine (9) months ended October 31, 1996, respectively.

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

The Company's cash position at October 31, 1996 decreased $2,030,124 or 72% from the January 31, 1996 balance. The decrease was primarily attributable to $657,977 used in operations to support the Company's ongoing product development efforts, and increased sales and marketing activities. In addition, the Company repaid $659,295 of long-term debt and $371,341 of short-term borrowings under a line of credit agreement of its wholly-owned subsidiary, FMS. The Company also purchased $286,100 of property and equipment.

Accounts receivable at October 31, 1996 increased $449,668 from the January 31, 1996 balance. This increase is due primarily to the increased sales volume experienced for the three months ended October 31, 1996. The Company has not experienced any material collection difficulties. Working capital at October 31, 1996 was $2,466,987.

The Company's cash position, including restricted cash of $733,685, at October 31, 1995 decreased $1,953,282 or 37% from the January 31, 1995 balance. The decrease was primarily attributable to $1,541,049 used in operations to support the Company's product development efforts, and increased advertising and marketing activities. Advertising and marketing activities accounted for $406,083 of the decrease. In addition, the Company purchased $195,939 of property and equipment, and $145,129 in leasehold improvements. The leasehold improvements related to the Company's move to its new headquarters located in Warminster, Pennsylvania. The move was effective on September 1, 1995.

Accounts receivable at October 31, 1995 increased $832,020 over the January 31, 1995 balance. This increase was due primarily to the increased sales volume during the three months ended October 31, 1995. Working capital at October 31, 1995 was $4,397,333.

Included in accounts payable at October 31, 1995 is $1,235 of property and equipment which was paid in the fourth quarter of fiscal year 1996. The Company had no loans or notes payable at October 31, 1995.

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

RESULTS OF OPERATIONS

Revenues for the three months ended October 31, 1996 and 1995 were $2,540,857 and $917,696, respectively. Revenues for the nine months ended October 31, 1996 and 1995 were $4,996,635 and $1,795,017, respectively. Management attributes these increases to the release of the Windows(TM) version of its SPAN-FM(TM) product line, increased sales and marketing activities, which generated a higher volume of sales transactions, and the acquisition of Facility Management Systems, Inc.

The Company continues to provide services to the Department of Defense, and sales made by the Company to the Department of Defense constituted approximately 5% and 15% of the Company's total revenues for the three months ended October 31, 1996 and 1995. The Company anticipates that sales to the United States Department of Defense will continue to be a significant part of the Company's revenues during fiscal year 1997. Such continued sales to the United States Department of Defense will arise as a result of the Company's performance of its obligations under existing agreements with the United States Department of Defense.

Cost of revenues were $745,871 and $43,889 for the three months ended October 31, 1996 and 1995, respectively. Included within cost of revenues is computer hardware, software and services purchased by the Company and subsequently sold to customers, and amortization of capitalized software. Such purchases are made only as required under customer contracts. Therefore, the volume of purchases may fluctuate based upon specific contract requirements.

Selling, general and administrative expenses for the three months ended October 31, 1996 increased $1,313,025 over the three month period ended October 31, 1995. The increase is due primarily to increased wages incurred by the Company as a result of hiring additional employees to support the Company's development, sales and marketing efforts, and the acquisition of Facility Management Systems, Inc. The increased development and marketing efforts have resulted in increased revenues.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits required by Item 601 of Regulation S-K.

               None.

        (b)    Reports on form 8-K.

               The Company has filed with the Securities and Exchange Commission , (i) a Current Report on Form 8-K dated August 9, 1996 reporting under Item 2 that the Company had acquired 100% of the outstanding common stock of Facility Management Systems, Inc.

               The Company has filed with the Securities and Exchange Commission, (i) a Current Report on Form 8-K dated November 27, 1996 reporting that the Company had dismissed Coopers & Lybrand, L.L.P. as its independent accountants.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       INNOVATIVE TECH SYSTEMS, INC.
                                               (Registrant)





Dated:  December 13, 1996


Innovative Tech Systems, Inc.


By: \s\Louis J. Desiderio
   --------------------------
       Louis J. Desiderio,
       Vice President, Chief Financial Officer
       and Assistant Secretary