Form 10-K405
period 1997-01-31
INNOVATIVE TECH SYSTEMS INC
filed 1997-05-16
CIK 824008

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended January 31, 1997

                       Commission File Number: 33-17856-C


                          INNOVATIVE TECH SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)


         ILLINOIS                                               65-0071222
         --------                                               ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

444 JACKSONVILLE ROAD, SUITE 200
WARMINSTER, PENNSYLVANIA                                           18974
------------------------                                           -----
(Address of principal executive offices)                        (Zip Code)

          Registrant's telephone number, including area code: (215) 441-5600 Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                Name of each exchange on which registered:
--------------------                ------------------------------------------

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

                               Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on May 13, 1997, was $12,589,777.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                  Class: Common

                     Outstanding at May 13, 1997: 10,888,456

PART I

ITEM 1. BUSINESS
The Company was incorporated under the laws of the state of Illinois on May 2, 1986, as Windy City Capital Corporation. Prior to January, 1990, the Company was a publicly held corporation engaged in the business of acquiring existing businesses in exchange for the issuance of Company securities and the payment of small amounts of cash.

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

Since the consummation of such transactions, the Company has been engaged in the business of designing, developing, and marketing Facilities Automation software and remote data collection systems to automate the tracking and management of facilities, assets, maintenance and operations, space design, security, and life safety. Facilities Automation is a term developed by the Company to describe the integrated products and services which the Company provides to the facilities management industry. Computer-aided facilities management or "CAFM" software products were previously available to service this need within the facilities management industry, and such CAFM products continue to be marketed in competition with the Company's Facilities Automation products and solutions.

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

The shares of Common Stock and Redeemable Warrants are separately tradeable. Each Redeemable Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $2.33 for a period of 60 months commencing on July 26, 1994. Each Redeemable Warrant is redeemable by the Company at a redemption price of $.083 per Redeemable Warrant commencing on October 26, 1995 upon not less than 30 days' prior written notice by the Company, provided that the average closing bid price of the Common Stock equals or exceeds $2.92 for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day immediately prior to the notice of redemption.

The matters discussed in this Form 10-K that are forward-looking statements are based on current management expectations that involve a number of risks and uncertainties. Potential risks and uncertainties include, without limitation, the impact of economic conditions generally and in the facilities management industry; the competitive nature of the software development and marketing industry; dependence on the Company's proprietary technology; the Company's ability to enhance its existing products and develop and introduce new products which keep pace with technological developments in the marketplace; and the risk of unavailability of adequate capital or financing.

THE FACILITIES AUTOMATION INDUSTRY

The Facilities Automation industry refers to Facilities Automation software and remote data collection systems to automate the tracking and management of facilities, assets, maintenance and operations, space design, security, and life safety. Automated CAFM applications first appeared in the late 1970's with the advent of extremely expensive mainframe solutions. By 1983, a four-user turnkey system typically sold for between $400,000 and $600,000, thus eliminating a very large portion of the available market. During the 1985 to 1987 period, expensive PC-based solutions were introduced and by 1988, the market had matured to the point that DOS-based solutions were significantly influencing automated facilities management product sales.

The Company believes that the Facilities Automation industry is developing due to the fact that Facilities Automation software applications aid in the control of expenses for corporations and other business entities. With the availability of local area network, or "LAN," solutions to provide Facilities Automation software databases as a shared resource within an organization, management believes that the industry should continue to grow.

COMPANY PRODUCTS/SERVICES - THE INNOVATIVE TECH SOLUTION

The Company has developed, field-tested and actively markets an exclusive line of SPAN-FM(TM) brand solutions, including SPAN-FM(TM) software, the leading enterprise-wide Facilities Automation software. Also under the SPAN-FM(TM) brand is the remote data collection systems product line, which includes Inspection Manager(TM), FireProof(TM) and TourWatch(TM). These systems automate field data collection and management systems for operations, maintenance, security and fire safety applications. The Company believes that its integrated product line meets the needs of a wide range of users in the Facilities Automation marketplace. The Company's robust SPAN-FM(TM) product line operates on DOS-based and Microsoft Windows(R) based personal computers or local area networks, but has the ability to operate under various PC-based networks.

SPAN-FM applications are designed to be integrated with every other SPAN-FM product as well as the individual client's existing core business systems. In addition, SPAN-FM solutions may interface to various computer-aided design systems and other control systems. This universal connectivity is accomplished by developing SPAN-FM products on an open system architecture in our software. In practical terms, this enables SPAN-FM solutions to link with information throughout the organization, including financial and human resources databases. SPAN-FM software solutions operate on Windows 3.1(R), Windows 95(R) or NT and can access Microsoft Access(R), Watcom(R), SQL Anywhere(R), Oracle 7.x(R), Microsoft SQL Server(R), and Sybase(R) databases stored on Novell, Windows NT or UNIX(R) servers, using ODBC or direct drivers. SPAN-FM software is developed under PowerBuilder(R), widely recognized as the standard in client-server development tools.

SPAN-FM solutions are compatible with most core business systems, and offer an integrated approach that spans all facilities management disciplines. This enables organizations to become fully integrated in a step-by-step approach, adding applications as growth demands. In addition, the SPAN-FM(TM) brand series of products is one of the few existing Facilities Automation PC-based products that will run independent of an associated computer-aided design (CAD) package.

The SPAN-FM(TM) family of products is primarily engineered for use by facility managers, space planners, architects, interior designers, asset managers, telecommunications and cable professionals, maintenance managers, and strategic planners.

The Company's customers include Fortune 1000 companies, private and public corporations, healthcare organizations, municipal governments, domestic government agencies, international government agencies, universities and colleges, financial institutions, retail chains, facility management service providers, manufacturers, telecommunications providers and utilities.

COMPETITION

The Company competes with numerous companies. The Company is not aware of any published information as to the size of the Facilities Automation/CAFM/computerized facilities management market in which the Company competes. Accordingly, the Company is unable to estimate its proportionate share of sales made in such market or the potential for growth in such market. Although the Company believes that there are no dominant competitors, the Company faces competition from many companies on a specific module basis. The Company's ability to compete favorably is, in significant part, dependent upon its ability to control costs, react timely and appropriately to short and long-term trends and competitively price its products and services. Firms compete in the facilities management industry based on product functionality, product reliability, price, performance characteristics, ease of product use, end-user support, distribution networks, and corporate reputation.

INTELLECTUAL PROPERTY RIGHTS

The Company relies primarily on a combination of copyright law, patents and trade secret law to protect its proprietary technology. In most cases, the Company distributes its products under "shrink-wrap" software license agreements which grant end-users licenses to the Company's products and which contain various provisions to protect the Company's ownership of, and the confidentiality of, the underlying technology. The Company also requires its employees and other parties with access to its confidential information to execute agreements prohibiting the unauthorized use or disclosure of the Company's technology. Despite these precautions, it may be possible for a third party to misappropriate the Company's technology or to independently develop similar technology. In addition, "shrink-wrap" licenses, which are not signed by the end-user, may be unenforceable in certain jurisdictions.

The Company has made all appropriate filings and registrations to obtain and protect all trademarks, patents, copyrights, tradenames and all other intellectual property rights relating to the Company's products. Management believes that no single copyright, patent or technology license is material to the Company's business.

The Company believes that, due to the rapid pace of technological innovation within the Facilities Automation industry, the Company's ability to establish and maintain a position of technological leadership in the Facilities Automation industry is more dependent upon the skills of its development personnel than upon the legal protection afforded its existing technology.

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

The Company has, in the past, released enhanced versions of its software modules at least once each year. All of the Company's software modules share the same technological foundation, which makes the enhancement of the entire product line more efficient. Software enhancements to a product are usually driven by requests received from existing end-users or by interviews with certain key end-users, technological developments and by competitive analysis.

MARKETING AND DISTRIBUTION - THE INNOVATIVE TECH STRATEGY

The Company has identified several specific markets for the Company's SPAN-FM(TM) brand of Facilities Automation software products, including any corporation with over 50,000 square feet of space or over 200 employees; approximately 10,000 design and architectural firms; and software resellers.

The Company pursues the following strategies with respect to marketing and distribution of its products:

Direct Marketing. The Company currently attributes the majority of its revenues to direct sales generated by the Company's sales staff. The Company has expanded its direct sales staff by hiring regional sales representatives that operate from their homes with product shipment, support and customization being done from the Company's home office in Warminster, Pennsylvania and its regional offices in Chicago, Illinois, Walnut Creek, California, and Winnipeg Canada. The Company currently has regional sales representatives located in Tampa, Florida; Los Angeles, California; New York, New York; Philadelphia, Pennsylvania; Atlanta, Georgia; Houston, Texas; St. Charles, Illinois and Winnipeg, Canada. During fiscal 1998, the Company plans to hire additional sales representatives in the Philadelphia area, as well as in the Midwest and Western portions of the country. The Company has also instituted direct mail, trade journal, and telephone solicitation campaigns in order to develop new customers.

Indirect Marketing. Under the terms of a five-year OEM agreement, Intergraph Corporation markets, sells and distributes certain Innovative Tech software packages. The financial terms of the agreement provide for Innovative Tech to receive royalties on all sales of the SPAN-FM(TM) software by Intergraph Corporation. Pursuant to the agreement, Innovative Tech received royalties of $398,832, $214,558 for the years ended January 31, 1997, and 1996, respectively.

Penetration of International Markets. On April 11, 1996, the Company signed a seven (7) year strategic marketing agreement with Landis & Gyr [Europe] Corp., a Swiss-based provider of building performance and energy efficiency solutions with $2.1 billion in annual revenues. Under the terms of the agreement, Landis & Gyr [Europe] Corp. will distribute and market Innovative Tech's SPAN-FM(TM) product line in Europe, South Africa, and the Near and the Middle East. The terms of the agreement in the initial year call for Landis & Gyr (Europe) Corp. to commit financial resources for revisions and enhancements to the SPAN-FM(TM) product line. During the remaining six (6) years of the contract, Innovative Tech is to receive royalties based on revenue generated from product distribution and sales of SPAN-FM(TM) by Landis & Gyr [Europe] Corp. in Europe. As the new European partner of Innovative Tech, Landis & Gyr [Europe] Corp. will also translate the SPAN-FM(TM) software into the various languages used in the market area. To date, SPAN-FM software has been translated into German, Swedish and Italian; a French translation is presently underway. Innovative Tech recognized $545,365 in revenues pursuant to the agreement for the year ended January 31, 1997.

SERVICE AND SUPPORT

As part of its strategy to provide complete facilities automation solutions to end-users, the Company provides comprehensive end-user service and support. The Company believes that providing its end-users with training, consulting, customization, and support services helps ensure that end-users obtain maximum benefits offered by its products. The Company believes that the availability of a good support program to its end-users will help to differentiate the Company from its competitors. While the Company provides support and services to its end-users at the present time, it is anticipated that the Company will strive to make available an increased level of support for its customers in the future. The Company believes that the demand by end-users for various support services does and will continue to provide revenue opportunities for the Company. The following is a list of end-user support programs currently offered by the
Company:

Software Upgrades and Telephone Support. This program allows end-users to obtain, for an annual fee, all product upgrades released by the Company during the year as well as unlimited telephone support. The Company believes that charging end-users an annual fee, rather than a separate fee for each product enhancement, facilitates the Company's, as well as the end-user's, budgeting process.

Direct Support. The Company offers on-site training and technical support to end-users for a negotiated fee between the Company and the end-user.

Consulting Services. The Company offers facilities automation consulting services for a negotiated fee with the end-user based on scope and length of required services.

Custom Programming and Data Conversion. The Company offers custom programming services either for a negotiated fee or on an hourly basis. Included in these custom programming services are data conversion services that entail electronically converting data from one system into the SPAN-FM(TM) database modules purchased by the end-user.

For the fiscal year ended January 31, 1997, revenues from software sales, hardware sales, and services and support were 41%, 13% and 46%, respectively, of total revenues. For the fiscal year ended January 31, 1996, revenues from software sales, hardware sales, and services and support were 52%, 1% and 47%, respectively, of total revenues. For the fiscal year ended January 31, 1995, revenues from software sales, hardware sales, and services and support were 40%, 1% and 59%, respectively, of total revenues. This information is not readily available for years prior to 1995.


SIGNIFICANT CUSTOMERS

Revenues from significant customers as a percentage of total revenues were as follows:

           Customer                     1997                  1996                   1995
           --------                     ----                  ----                   ----
Customer A                              6.4%                   11%                    -
Customer B                              6.1%                    -                     -
Customer C                              6.0%                   25%                   43%
Customer D                               -                     16%                    -
Customer E                               -                      -                    11%
Customer F                               -                      -                     9%

EMPLOYEES

As of May 13, 1997, the Company had 94 full-time employees and 6 part-time employees. None of the Company's employees are represented by a labor union and the Company believes that its employee relations are satisfactory.



(The remainder of this page is intentionally blank).

ITEM 2. PROPERTY

The Company's corporate offices are located at 444 Jacksonville Road, Warminster, Pennsylvania, 18974. Under the terms of a five (5) year lease, the Company leases 20,000 square feet of office space, with the option to renew for two (2) successive additional terms of five (5) years. The building is owned and operated by Thompson Enterprises, L.P., a limited partnership. William M. Thompson, John M. Thompson and Karen A. Thompson are the limited partners of Thompson Enterprises, L.P. William M. Thompson and John M. Thompson are executive officers and significant shareholders of the Company. Karen A. Thompson is an executive officer of the Company.

The Company's midwest regional office is located at 7250 N. Cicero Avenue, Chicago, Illinois, 60646. Under the terms of a five (5) year lease, the Company leases 9,612 square feet of office space, with the option to renew for one (1) term of five (5) years.

The Company's western regional office is located at 2175 N. California Boulevard, Suite 990, Walnut Creek, California, 94596. Under the terms of a twenty eight (28) month lease, the Company leases 3,444 square feet of office space.

The Company's Canadian regional office is located at 812 - 1661 Portage Avenue, Winnipeg, Manitoba, R3J 3T7. Under the terms of a five (5) year lease, the Company leases 2,840 square feet of office space.

Management of the Company believes that each of the facilities occupied by the Company is adequate to meet current needs.


ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending to which the Company is a party or of which any of its property is the subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended on January 31, 1997.



(The remainder of this page is intentionally blank).

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's Common Stock and Redeemable Warrants are principally traded on the Nasdaq Small Cap Market under the symbols "ITSY", and "ITSYW", respectively. The securities are also traded on the Boston and Pacific Stock Exchanges. The following table sets forth, for each of the quarterly periods indicated, the high and low bid prices of the Company's Common Stock and Redeemable Warrants as reported on the Nasdaq small cap market:

                                Common Stock                 Redeemable Warrants
                                ------------                 -------------------
                            High            Low               High            Low
                            ----            ---               ----            ---

FISCAL 1997

January 31, 1997            2 3/8          1 1/4             21/32          3/16
October 31, 1996            3 1/2          1 3/4             31/32          11/32
July 31, 1996               3 5/16         2               1 3/16           15/32
April 30, 1996              4 3/8          3               1 15/16        1

FISCAL 1996

January 31, 1996            4 1/4          2 3/4             1 15/16        7/8
October 31, 1995            4 1/8          2 5/11            2 7/8          3/4
July 31, 1995               2 7/8          1 11/12             23/34        5/12
April 30, 1995              2 2/3          1 1/6               23/24        1/3


Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

At January 31, 1997, the number of record holders of the Common Stock and Redeemable Warrants were 124 and 21, respectively. Such numbers of record owners was determined from the Company's shareholder records and do not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

Effective September 18, 1995, the Company completed a three-for-one split of its Common Stock and Redeemable Warrants. All information in the above table has been adjusted giving retroactive effect to the stock split.

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

ITEM 6.  SELECTED FINANCIAL DATA
The selected financial data of the Company as of and for each of the five years in the period ended January 31, 1997 are derived from the audited financial statements of the Company. The selected financial data should be read in conjunction with the financial statements of the Company and the related notes thereto included elsewhere in this Form 10K.

                                                                       For The Year Ended January 31,
                                             --------------------------------------------------------------------------------
                                                 1997              1996             1995               1994              1993
                                             -----------       -----------     ------------        -----------      -----------

STATEMENT OF OPERATIONS DATA (3):
Revenues                                     $ 8,903,682       $ 2,784,965     $  1,325,991        $ 1,686,203      $ 1,082,277
Income (loss) from operations                   (460,658)       (1,226,194)        (902,591)           170,170           58,657
Net income (loss)                               (364,183)         (858,174)      (1,088,851) (2)       138,653           56,827

Income (loss) per common share (1)                 (0.03)            (0.08)           (0.13) (2)          0.02             0.01


                                                                                     As of January 31,
                                            ----------------------------------------------------------------------------------------
BALANCE SHEET DATA (3):                          1997               1996                1995              1994                 1993
                                              ----------         ----------         ----------         ----------         ----------
Cash and cash equivalents                     $1,787,561         $2,815,742         $5,336,009         $  226,022         $   83,526
Working capital                                4,099,598          3,708,980          5,367,985            301,561            161,470
Total assets                                   7,766,311          5,854,423          6,506,306            724,060            469,892
Long-term obligations                            257,143                 --                 --                 --                 --
Total liabilities                              1,912,165            464,202            417,311            259,102            143,587
Cash dividends paid                                   --                 --                 --                 --                 --
Shareholders' equity                           5,854,146          5,390,221          6,088,995            464,958            326,305

(1)  See Note 10 to the financial statements
(2) Includes an extraordinary loss on extinguishment of debt in 1995 of $262,392 or $.03 per common share
(3) Statement of operations data for 1997 includes the results of operations of Facility Management Systems, Inc. from the date of acquisition, and includes a $485,000 write-off of in-process research and development related to the acquisition. Balance sheet data for 1997 includes the accounts of Facility Management Systems, Inc. as of January 31, 1997.


(The remainder of this page is intentionally blank).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND SIGNIFICANT EVENTS

The significant progress made during Fiscal 1996 continued through Fiscal 1997, as the Company reported record revenues for the year ended January 31, 1997. The continued revenue growth experienced by the Company was the result of acquisition activity and increased volume from its strategic marketing efforts and new product releases.

On July 26, 1996, a subsidiary of the Company acquired 100 percent of the outstanding Common Stock of Facility Management Systems, Inc. (FMS) of Chicago, Illinois in exchange for 645,619 shares of Innovative Tech common stock. FMS develops specialty software systems used in the management of facilities, utilizing hand-held data collection devices to monitor operating conditions and ensure regulatory compliance within a facility. Current users of the systems include Boston College, Ford Motor Company, Pitney Bowes and Sun Company. The acquisition brings Innovative Tech's total workforce to 100 and creates a significant presence for the Company in the Midwestern United States.

On April 11, 1996, the Company signed a seven (7) year strategic marketing agreement with Landis & Gyr (Europe) Corp., a Swiss-based provider of building performance and energy efficiency solutions, with $2.1 billion in annual revenues. Under the terms of the agreement, Landis & Gyr (Europe) Corp. will distribute and market Innovative Tech's SPAN-FM(TM) product line in Europe, South Africa, and the Near and the Middle East. The terms of the agreement in the initial year call for Landis & Gyr (Europe) Corp. to commit financial resources for revisions and enhancements to the SPAN-FM(TM) product line. During the remaining six (6) years of the contract, Innovative Tech is to receive royalties based on revenue generated from product distribution and sales of SPAN-FM(TM) by Landis & Gyr (Europe) Corp. in Europe. To date, SPAN-FM software has been translated into German, Swedish and Italian; a French translation is presently underway. Innovative Tech recognized $545,365 in revenues pursuant to the agreement for the year ended January 31, 1997.

The Company also has signed a five-year OEM agreement with Intergraph Corporation to market, sell and distribute certain Innovative Tech software packages. The financial terms of the agreement provide for Innovative Tech to receive royalties on all sales of the SPAN-FM(TM) software by Intergraph Corporation. Pursuant to the agreement, Innovative Tech received royalties of $398,832 and $214,558 for the years ended January 31, 1997 and 1996, respectively.


RESULTS OF OPERATIONS

Total revenues for the fiscal years ended January 31, 1997, 1996 and 1995 were $8,903,682, $2,784,965 and $1,325,991, respectively. Management attributes the current year increase to the release of the Windows(TM) version of its SPAN-FM product line, increased sales and marketing activities, which generated a higher volume of sales transactions, and the acquisition of FMS, which accounted for $2,521,572 or 28% of fiscal 1997 revenues.

Fiscal 1997 software revenues increased $2,139,331 or 147% over fiscal 1996 software revenues. Of this increase, $880,627 or 41% related to the FMS acquisition. Fiscal 1997 hardware revenues increased $1,154,946 over fiscal 1996 hardware revenues, which was due primarily to the acquisition of FMS. Fiscal 1997 services and support revenues increased $2,824,440 over fiscal 1996 services and support revenues. Of this increase, $508,994 or 18% related to the FMS acquisition.

Fiscal 1996 software revenues increased $931,824 or 177% over fiscal 1995 software revenues. Fiscal 1996 hardware revenues increased $7,743 or 88% over fiscal 1995 hardware revenues. Fiscal 1996 services and support revenues increased $519,407 or 66% over fiscal 1995 services and support revenues. The increased revenues were due to the release of the Windows version of the SPAN-FM product line, and increased sales and marketing activities.

The Company continues to provide services to the Department of Defense, and sales made by the Company to the Department of Defense constituted approximately 6%, 25% and 43% of the Company's total revenues for the fiscal years ended January 31, 1997, 1996 and 1995. The Company anticipates that sales to the United States Department of Defense will continue during fiscal year 1998. Such continued sales to the United States Department of Defense will arise as a result of the Company's performance of its obligations under existing agreements with the United States Department of Defense.

Cost of revenues were $3,121,428, $1,001,157 and $544,664 for fiscal years 1997, 1996 and 1995, respectively. Included within cost of revenues is hardware, software and accessories purchased by the Company and subsequently sold to customers, amortization of capitalized software, and salaries and wages of service and support personnel. Hardware purchases are made only as required under customer contracts. Therefore, the volume of hardware purchases may fluctuate significantly based upon specific contract requirements. The significant increase in fiscal 1997 is primarily attributable to the FMS acquisition. The FMS product line utilizes hand-held collection devices and accessories which are purchased and resold to customers. The fiscal 1997 cost of revenues included $977,473 related to sales of the FMS product line, which represents 31% of the fiscal 1997 total. Cost of revenues as a percentage of revenues was 35%, 36% and 41% for fiscal years 1997, 1996 and 1995, respectively.

Selling, general and administrative expenses were $4,963,942, $2,585,587 and $1,675,139 for fiscal years 1997, 1996 and 1995, respectively. The increase in fiscal 1997 is due to increased wages incurred by the Company as a result of hiring additional employees to support the Company's development, sales and marketing efforts. The increased development and marketing efforts have resulted in increased revenues. The increase in these types of expenses is also due to the FMS acquisition, which accounted for $1,459,383 or 29% of the fiscal 1997 total. Selling, general and administrative expenses as a percentage of revenues was 56%, 93% and 126% for fiscal years 1997, 1996 and 1995, respectively.

Research & development expenses were $793,970, $424,415 and $8,779 for fiscal years 1997, 1996 and 1995, respectively. The 1997 amount includes $107,498 or 14% related to the FMS acquisition. The Company expensed $485,000 of in-process research and development acquired as part of the acquisition of FMS. This one-time charge resulted in the Company reporting a loss in fiscal 1997 (see note 17 to the consolidated financial statements).



LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have related to and are expected to continue to relate to capital investments and working capital requirements. The Company has met its liquidity needs over the last two (2) years primarily through funds provided by the issuance of Common Stock in an underwritten public offering. On January 30, 1997, the Company obtained a $1.5 million bank line of credit. The Company believes that cash provided by operating activities, together with the remaining net proceeds generated from the sale of shares of the Common Stock, and the available bank line of credit should be adequate for its presently foreseeable working capital and capital investment requirements.

The Company's cash position at January 31, 1997, decreased $1,028,181 or 37% from the January 31, 1996 balance. The decrease was primarily attributable to $830,044 used in operations to support the Company's ongoing product development efforts, and increased sales and marketing activities. In addition, the Company repaid $568,721 of long-term debt and $421,342 of short-term borrowings under a line of credit agreement of its wholly-owned subsidiary, the former Facility Management Systems, Inc. The Company also purchased $223,061 of property and equipment.

Accounts receivable at January 31, 1997, increased $2,232,834 from the January 31, 1996 balance. This increase is due primarily to the increased sales volume experienced during the year, and the acquisition of FMS. The Company has not experienced any material collection difficulties. Working capital at January 31, 1997 was $4,099,598.

The Company's cash position at January 31, 1996 decreased $2,520,267 or 47% from the January 31, 1995 balance. The decrease was primarily attributable to $1,521,134 used in operations to support the Company's product development efforts, and increased advertising and marketing activities. Advertising and marketing activities accounted for $469,552 of the decrease. In addition, the Company purchased $391,541 of property and equipment, relating primarily to equipment used by the Company in the development of its products, as well as leasehold improvements to the Company's corporate headquarters in Warminster, Pennsylvania.

Accounts receivable at January 31, 1996 increased $897,289 from the January 31, 1995 balance. This increase is due primarily to the increased sales volume experienced in the third and fourth quarters of fiscal 1996.

Working capital at January 31, 1996 was $3,708,980. The Company had no loans or notes payable at January 31, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Company's Financial Statements, and Notes to Financial Statements are attached hereto as pages F-1 to F-16.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 22, 1996, the Registrant dismissed Coopers & Lybrand, L.L.P., independent accountants, who had previously been engaged as the Registrant's principal accountant to audit the Registrant's financial statements. Coopers & Lybrand, L.L.P.'s dismissal was intended to be effective as of December 2, 1996 and Coopers & Lybrand, L.L.P. continued to provide services to the Registrant through November 27, 1996 in connection with the filing by the Registrant of an amendment to its Form 10-Q filed with respect to the period ended July 31, 1996.

The Registrant disputes the accuracy of the statement made in the letter of Coopers & Lybrand, L.L.P. (Exhibit 16.1(a)) concerning the resignation of Coopers & Lybrand, L.L.P. prior to its dismissal. It is the Registrant's position that Coopers & Lybrand, L.L.P. did not notify the Registrant's president of its intention to resign until after Coopers & Lybrand, L.L.P. had been notified that the Registrant's letter of dismissal had been sent. Written confirmation as to the termination of the client-auditor relationship between the Registrant and Coopers & Lybrand, L.L.P. was not issued by Coopers & Lybrand, L.L.P. until November 27, 1996 (Exhibit 16.1(b)). The Registrant did not receive any other form of written notification from Coopers & Lybrand, L.L.P. concerning its resignation as the Registrant's principal accountant.

The decision to change accountants was approved by the Registrant's Board of Directors. The former accountant's report on the Registrant's financial statements for either of the past two years did not contain an adverse opinion or a disclaimer of opinion, nor was either report qualified as to uncertainty, audit scope or accounting principles.

It is the Registrant's position that, during the Registrant's two most recent fiscal years and subsequent interim periods, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports. The registrant takes exception to the "reportable event" noted in the letter of Coopers & Lybrand, L.L.P. (Exhibit 16.1(a)) for the following reasons:

1. On the date the Registrant filed its Form 10-Q for the fiscal period ended July 31, 1996, a partner at Coopers & Lybrand, L.L.P. advised the Registrant that information had come to their attention that it had concluded materially impacted the fairness of the unaudited, management-prepared financial statements included in such Form 10-Q.

2. The item in the financial statements which was in issue was the presentation as a gain of the extinguishment of debt payable to certain former shareholders of a company acquired by the Registrant.

3. In determining the proper presentation to be used for such item, the Registrant had repeatedly consulted with Coopers & Lybrand, L.L.P. and had been advised that the extinguishment of such debt was properly shown as a gain.

4. Based upon Coopers & Lybrand, L.L.P.'s advice, the Registrant prepared the Form 10-Q for the period ended July 31, 1996 and showed the extinguishment of the debt as a gain.

5. After the Registrant received notification from Coopers & Lybrand, L.L.P. that the debt owed to the former shareholders of the company acquired by the Registrant should have been recorded at its fair value at the time of acquisition and, upon extinguishment of such debt, no gain or loss should have been recorded, the Registrant further investigated, in consultation with Coopers & Lybrand, L.L.P., the correct financial statement presentation for such item and concurred with Coopers & Lybrand, L.L.P.'s recommendation.

6. The Registrant prepared an Amendment to its Form 10-Q for the fiscal period ended on July 31, 1996 which was forwarded to Coopers & Lybrand, L.L.P. for its review and approval on November 22, 1996 and filed with the Securities and Exchange Commission on November 27, 1996.

7. Based upon the foregoing chronology of events and discussions which took place between the Registrant's management and Coopers & Lybrand, L.L.P. at the time the original Form 8-k was filed, the Registrant maintains that, at the time of Coopers & Lybrand, L.L.P.'s dismissal, there were no unresolved issues between the Registrant and Coopers & Lybrand, L.L.P. concerning financial statement preparation or disclosure or financial reporting.

On March 3, 1997 the Company engaged Price Waterhouse LLP as its independent accountants to audit the Company's consolidated financial statements for the year ended January 31, 1997 . During the two fiscal years ended January 31, 1996 and the interim periods of fiscal 1997 prior to engaging Price Waterhouse LLP, the Registrant did not consult with Price Waterhouse LLP on any matters.




(The remainder of this page is intentionally blank.)

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AND DIRECTORS

        The officers and directors of the Company are as follows:

             Name                    Age                                   Position
             ----                    ---                                   --------
William M. Thompson                   38        Chairman, Chief Executive Officer and Director

John M. Thompson                      35        President, Chief Operating Officer, Treasurer and Director

Karen A. Thompson                     31        Executive Vice President of Information Services and
                                                Secretary

John R. Smart                         32        Executive Vice President of Strategic Marketing and Director

Louis J. Desiderio                    32        Vice   President,   Chief   Financial   Officer  and  Assistant
                                                Secretary

Mark R. Hernick                       35        Director

Julie Moore                           38        Director



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

KAREN A. THOMPSON

Ms. Thompson has served as the Company's Vice President from January, 1990 to March, 1995, and as the Company's Executive Vice President of Information Services and Secretary since March, 1995. From April, 1989 to January, 1990, Ms. Thompson served as Vice President of Innovative Tech Systems, Inc., a Pennsylvania corporation. Prior to 1990, Ms. Thompson was employed as administrator of dealer finance for Manufacturers Hanover Financial Services, Inc., and Customer Service and Technical Support Manager for Applied Computer Products. Ms. Thompson received a Bachelor of Science Degree in accounting from Philadelphia College of Textiles and Sciences.

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

COMPLIANCE WITH REPORTING OBLIGATIONS
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission and each securities exchange on which the Company's equity securities are admitted for trading. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended January 31, 1997, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.




(The remainder of this page is intentionally blank.)

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the Compensation paid by the Company during the three years ended on January 31, 1997 paid to its Chief Executive Officer and its Chief Operating Officer.


                                    SUMMARY COMPENSATION TABLE

Name and Principal Position                                     Year        Salary        Bonus
---------------------------                                     ----        ------        -----
William M. Thompson                                             1997          $110,000      -
Chairman and Chief Executive Officer                            1996          $110,000      -
                                                                1995          $100,140      -

John M. Thompson                                                1997          $110,000      -
President, Chief Operating Officer and Treasurer(1)             1996          $110,000      -
                                                                1995          $100,140      -



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

There were no stock options granted to executive officers during the years ended January 31, 1997 and 1996.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the date this Report was filed with respect to the ownership of Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers of the Company as a group.

Name and Address                              Amount and Nature
of Beneficial Owner                      of Beneficial Ownership (1)     Percentage Ownership of Class (2)
-------------------                      ---------------------------     ---------------------------------
William M. Thompson (3)
  444 Jacksonville Road
  Warminster, PA  18974                           2,864,629                           25.15%
John M. Thompson (3)
  444 Jacksonville Road
  Warminster, PA  18974                           2,152,657                           18.90%
Karen A. Thompson (5)
  444 Jacksonville Road
  Warminster, PA  18974                            132,361                             1.16%
John R. Smart (5)
  444 Jacksonville Road
  Warminster, PA  18974                            116,989                             1.03%
Mark R. Hernick
  444 Jacksonville Road
  Warminster, PA  18974                             1,617                                -
Julie Moore (4)
  444 Jacksonville Road
  Warminster, PA  18974                             2,022                                -
Executive Officers and
  Directors as a group (six
  persons) (6)                                    4,297,375                           37.73%

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

(3) Includes 972,900 shares of Common Stock owned of record by three outside investors who purchased such shares in the Private Placement. William M. Thompson and John M. Thompson have sole voting power with respect to such shares pursuant to voting agreements executed by the three outside investors. These voting agreements expire on the earlier to occur of (a) January 1, 2008, (b) a transfer of the underlying shares in a transaction registered under the Securities Act of 1933 and (c) a transfer of the underlying shares in a transaction pursuant to Rule 144 promulgated under the Securities Act of 1933. Also includes 150,000 vested stock options.

(4) Includes 1,617 shares of Common Stock owned by Ms. Moore's husband as to which Ms. Moore disclaims beneficial ownership.

(5) Includes 100,000 vested stock options.

(6) Includes 972,900 shares of Common Stock owned of record by three outside investors who purchased such shares in the Private Placement. William M. Thompson and John M. Thompson have sole voting power with respect to such shares pursuant to voting agreements executed by the three outside investors. Also includes 1,617 shares of Common Stock owned by Ms. Moore's husband as to which Ms. Moore disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 1, 1995, the Company moved its headquarters to 444 Jacksonville Road, Warminster, Pennsylvania, 18974. The Company has a five year lease for 20,000 square feet of office space. The annual rent is $260,000. The building is owned and operated by Thompson Enterprises, L.P., a Pennsylvania limited partnership. William M. Thompson, John M. Thompson and Karen A. Thompson are the limited partners of Thompson Enterprises, L.P. William M. Thompson and John M. Thompson are executive officers and majority shareholders of the Company. Karen
A. Thompson is an executive officer of the Company.

On March 17, 1995, the Company pledged a $700,000 certificate of deposit as collateral for a mortgage loan obtained by Thompson Enterprises, L.P. On January 30, 1997, Thompson Enterprises, L.P. refinanced the mortgage loan, and the certificate of deposit was released and is classified as cash and cash equivalents in the January 31, 1997 balance sheet.


(The remainder of this page is intentionally blank.)

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



       (a).   Documents filed as a part of this Report:

              (1)    Consolidated Financial Statements

                     Report of Independent Accountants; Balance Sheets; Statements of Operations; Statements of Cash Flows; Statements of Stockholders' Equity; and Notes to Consolidated Financial Statements

              (2)    Financial Statement Schedules - not applicable



       (b).   Reports on Form 8-K

              The Company has filed with the Securities and Exchange Commission,
              (i) a Current Report on Form 8-K dated November 27, 1996 reporting that the Company had dismissed Coopers & Lybrand, L.L.P. as its independent accountants.

              The Company has filed with the Securities and Exchange Commission,
              (i) a Current Report on Form 8-KA dated January 8, 1997 amending the Current Report on Form 8-K dated November 27, 1996 reporting that the Company had dismissed Coopers & Lybrand, L.L.P. as its independent accountants.

3.     EXHIBITS

         Number                    Description
         ------                    -----------

         3.1      Articles of Incorporation, as amended.*

         3.2      By-Laws.*

         4.1 Form of Redeemable Warrant Agreement entered into between the Company and the Warrant Agent.*

         4.2      Specimens of Common Stock and Redeemable Warrant
                  Certificates.*

         4.3      Form of Selling Security Holders' Subscription Agreement and
                  Warrant Certificate.*

         9.1      Voting Trust Agreements executed by investors in Private
                  Placement.*

         10.1     OEM Agreement with Intergraph Corporation.**

         10.2     Employment Agreement with William M. Thompson.*

         10.3     Employment Agreement with John M. Thompson.*

         10.4     1994 Stock Option Plan.*

         10.5     Lease with 611 Horsham Valley Associates.*

         10.6     Form of Consulting Agreement with Underwriter.*

         10.7     Landis & Gyr (Europe) Corp. Agreement. ***

         10.8 Agreement and Plan of Merger, dated as of May 31, 1996, between Innovative Tech Systems, Inc. and Facility Management
                  Systems, Inc.****

         16.1(a)  Letter Regarding Change in Certifying Accountant.*****

         16.1(b)  Letter Regarding Change in Certifying Accountant.*****

         21.1     List of Subsidiaries. ******

         23.1     Consent of Price Waterhouse LLP.******

         23.2     Consent of Coopers & Lybrand L.L.P.******

         27.1     Financial Data Schedule. ******


               * Incorporated by reference to Company's Registration Statement on Form SB-2 (File No. 33-78940).

              ** Incorporated by reference to Company's 1995 Form 10-K (File No. 33-17856-C).

             *** Incorporated by reference to Company's 1996 Form 10-K (File No. 33-17856-C).

            **** Incorporated by reference to Company's Form 8-K dated August 9, 1996.

           ***** Incorporated by reference to Company's Form 8-K/A dated January 6, 1997.

          ******  Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



INNOVATIVE TECH SYSTEMS, INC.


    By: /s/ William M. Thompson                                  May 15, 1997
        --------------------------
            William M. Thompson
            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                              Titles                                  Date
----------                              ------                                  ----
/s/ William M. Thompson        Chairman, Chief Executive                   May 15, 1997
-----------------------        Officer and Director (Principal
    William M. Thompson        executive officer)

/s/ John M. Thompson           President, Chief Operating                  May 15, 1997
--------------------           Officer, Treasurer and Director
    John M. Thompson

/s/ John R. Smart              Executive Vice President and                May 15, 1997
-----------------              Director
    John R. Smart

/s/ Mark R. Hernick            Director                                    May  15, 1997
-------------------
    Mark R. Hernick

/s/ Julie Moore                Director                                    May  15, 1997
-------------------
    Julie Moore

/s/ Louis J. Desiderio         Vice President, Chief Financial             May  15, 1997
----------------------         Officer and Assistant Secretary
    Louis J. Desiderio         (Principal financial and accounting
                               officer)

                          INNOVATIVE TECH SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                                Page(s)
                                                                                                -------
CONSOLIDATED FINANCIAL STATEMENTS:
   Reports of Independent Accountants                                                         F-2 - F-3

   Balance Sheets, as of January 31, 1997 and 1996                                                F-4

   Statements of Operations for the years ended January 31, 1997, 1996 and 1995                   F-5

   Statements of Cash Flows for the years ended January 31, 1997, 1996 and 1995                   F-6

   Statements of Changes in Shareholders' Equity for the years ended January 31,
     1997, 1996 and 1995                                                                          F-7

   Notes to Consolidated Financial Statements                                                 F-8 - F-16

                        Report Of Independent Accountants



To the Board of Directors and
Shareholders of Innovative Tech Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 22 present fairly, in all material respects, the financial position of Innovative Tech Systems, Inc. and its subsidiaries at January 31, 1997, and the results of their operations and their cash flows for the year ended January 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance 1about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Philadelphia, Pennsylvania
May  7, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Innovative Tech Systems, Inc.:


We have audited the accompanying balance sheet of Innovative Tech Systems, Inc. as of January 31, 1996 and the related statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Tech Systems, Inc., as of January 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended January 31, 1996, in conformity with generally accepted accounting principles.



                                            COOPERS & LYBRAND, L.L.P.



2400 Eleven Penn Center
Philadelphia, Pennsylvania
April 2, 1996

                          INNOVATIVE TECH SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             JANUARY 31,
                                                                  -----------------------------------
ASSETS                                                              1997                      1996
                                                                  ----------------   ----------------
Current assets:
     Cash and cash equivalents                                      $   1,787,561       $  2,815,742
     Accounts receivable, net                                           3,514,541          1,281,707
     Inventory                                                            264,205                  -
     Officer advance                                                       89,307             49,921
     Other current assets                                                  99,006             25,812
                                                                  ----------------   ----------------
          Total current assets                                          5,754,620          4,173,182

Property and equipment, net                                               884,801            611,548
Restricted cash                                                                 -            700,000
Computer software, net of accumulated amortization of
     $591,434 and $335,599 at January 31, 1997 and 1996                 1,049,253            369,693
Other assets                                                               77,637                  -
                                                                  ----------------   ----------------
          Total assets                                              $   7,766,311       $  5,854,423
                                                                  ================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                             $       42,857                  -
     Accounts payable                                                     713,751      $     215,888
     Accrued liabilities                                                  128,656             35,273
     Accrued payroll and related costs                                    118,526            138,160
     Deferred revenue                                                     651,232             74,881
                                                                  ----------------   ----------------
          Total current liabilities                                     1,655,022            464,202

Long-term debt                                                            257,143                  -
                                                                  ----------------   ----------------
          Total liabilities                                             1,912,165            464,202
                                                                  ----------------   ----------------

Commitments and contingent liabilities
Shareholders' equity:
     Senior Preferred stock, par value $.001; authorized
       200,000,000 shares; issued and outstanding -0-
       shares as of January 31, 1997 and 1996, respectively                     -                  -
     Common stock, par value $.0185; authorized
       100,000,000 shares; issued and outstanding
       10,888,456 as of January 31, 1997 and 10,227,837
        as of January 31, 1996                                            201,436            189,215
     Additional paid-in capital                                         7,290,038          6,475,501
     Warrants                                                             851,500            850,150
     Accumulated deficit                                               (2,488,828)        (2,124,645)
                                                                  ----------------   ----------------
          Total shareholders' equity                                    5,854,146          5,390,221
                                                                  ----------------   ----------------

          Total liabilities and shareholders' equity                $   7,766,311       $  5,854,423
                                                                  ================   ================

    The accompanying notes are an integral part of the financial statements.

                          INNOVATIVE TECH SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       FOR THE YEARS ENDED JANUARY 31,
                                                                       ------------------------------------------------------------
                                                                           1997                    1996                     1995
                                                                       ------------            ------------            ------------
Revenues:
     Software                                                          $  3,599,002            $  1,459,671            $    527,847
     Hardware                                                             1,171,439                  16,493                   8,750
     Services and support                                                 4,133,241               1,308,801                 789,394
                                                                       ------------            ------------            ------------
          Total revenues                                                  8,903,682               2,784,965               1,325,991
                                                                       ------------            ------------            ------------

Cost of revenues:
     Software                                                               442,776                 154,516                  95,204
     Hardware                                                               747,790                  10,429                   5,533
     Services and support                                                 1,930,862                 836,212                 443,927
                                                                       ------------            ------------            ------------
          Total cost of revenues                                          3,121,428               1,001,157                 544,664
                                                                       ------------            ------------            ------------

Gross margin                                                              5,782,254               1,783,808                 781,327

Operating expenses:
     Selling, general and administrative                                  4,963,942               2,585,587               1,675,139
     Research & development                                                 793,970                 424,415                   8,779
     Write-off of in-process research and development                       485,000                      --                      --
                                                                       ------------            ------------            ------------
          Total operating expenses                                        6,242,912               3,010,002               1,683,918
                                                                       ------------            ------------            ------------

Loss from operations                                                       (460,658)             (1,226,194)               (902,591)

     Interest income                                                         99,073                 368,020                 150,633
     Interest expense                                                        (2,598)                     --                 (83,301)
                                                                       ------------            ------------            ------------

Loss before income taxes,  and extraordinary item                          (364,183)               (858,174)               (835,259)
Benefit from income taxes                                                        --                      --                  (8,800)
                                                                       ------------            ------------            ------------
Loss before extraordinary item                                             (364,183)               (858,174)               (826,459)
Extraordinary item - loss on extinguishment of debt                              --                      --                (262,392)
                                                                       ------------            ------------            ------------
Net Loss                                                               $   (364,183)           $   (858,174)           $ (1,088,851)
                                                                       ============            ============            ============

Loss per common share:
  Primary loss before extraordinary item                               $      (0.03)           $      (0.08)           $      (0.10)
  Extraordinary item - loss on extinguishment of
     debt                                                                        --                      --                   (0.03)
                                                                       ------------            ------------            ------------
  Primary loss per common share                                        $      (0.03)           $      (0.08)           $      (0.13)
                                                                       ============            ============            ============

  Weighted average number of shares outstanding                          10,569,089              10,227,837               7,989,519
                                                                       ============            ============            ============

    The accompanying notes are an integral part of the financial statements.

                          INNOVATIVE TECH SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             FOR THE YEARS ENDED JANUARY 31,
                                                         -------------------------------------------------------------------
                                                                1997                   1996                   1995
                                                         --------------------  ---------------------  ----------------------
Cash flows from operating activities:
  Net loss                                                      $   (364,183)         $    (858,174)          $  (1,088,851)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization                                   458,227                208,348                 125,552
     Write-off of in-process research and development                485,000                   -                       -
     Loss on disposal of equipment                                        52                    764                    -
     Extraordinary loss on extinguishment of debt                       -                      -                    262,392
     Amortization of original issue discount                            -                      -                     62,608
     Bad debt expense                                                 35,336                  5,000                   9,200
     Changes in operating assets and liabilities, net
       of effects from acquisition:
       Accounts receivable                                        (1,736,964)              (902,289)                (72,777)
       Inventory                                                    (151,502)
       Advances - officers                                           (39,386)               (35,052)                (14,869)
       Due from related party                                           -                    50,000                 (50,000)
       Other assets                                                  (65,331)               (21,822)                 (1,490)
       Accounts payable                                              394,043                 27,502                  80,197
       Accrued liabilities                                            (4,958)               (34,920)                 (8,073)
       Accrued payroll and related costs                             (19,634)                46,678                  57,740
       Deferred revenue                                              179,226                 (7,169)                 22,550
       Deferred income taxes                                            -                      -                     11,400
                                                         --------------------  ---------------------  ----------------------

          Net cash used in operating activities                     (830,044)            (1,521,134)               (604,421)
                                                         --------------------  ---------------------  ----------------------
Cash flows from investing activities:
  Purchase of property and equipment                                (223,061)              (391,541)               (241,311)
  Proceeds from disposal of equipment                                     80                  4,173                    -
  Capitalization of software development costs                       (11,493)               (71,165)               (432,169)
  Restricted cash                                                    700,000               (700,000)                   -
                                                         --------------------  ---------------------  ----------------------
          Net cash provided by (used in)
            investing activities                                     465,526             (1,158,533)               (673,480)
                                                         --------------------  ---------------------  ----------------------
Cash flows from financing activities:
  Private placement of common stock                                     -                      -                     48,100
  Net proceeds from public offering                                     -                      -                  6,439,788
  Proceeds from exercise of stock options                             25,050
  Warrant conversion                                                   1,350                 59,400                    -
  Notes receivable                                                      -                   100,000                (100,000)
  Proceeds from long-term debt                                       300,000
  Proceeds from note payable                                            -                      -                  1,300,000
  Repayment of note payable                                             -                      -                 (1,300,000)
  Repayment of long-term debt                                       (568,721)
  Repayment under line of credit                                    (421,342)                  -                       -
                                                         --------------------  ---------------------  ----------------------
          Net cash provided by (used in)
            financing activities                                    (663,663)               159,400               6,387,888
                                                         --------------------  ---------------------  ----------------------
          Net (decrease) increase in cash and cash
            equivalents                                           (1,028,181)            (2,520,267)              5,109,987
Cash and cash equivalents, beginning of year                       2,815,742              5,336,009                 226,022
                                                         --------------------  ---------------------  ----------------------
Cash and cash equivalents, end of year                   $         1,787,561   $          2,815,742   $           5,336,009
                                                         ====================  =====================  ======================
Cash paid during the period for:
               Income taxes                              $              -      $               -      $               7,448
               Interest                                  $             2,598   $               -      $              20,693

    The accompanying notes are an integral part of the financial statements.

                          INNOVATIVE TECH SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               for the years ended January 31, 1997, 1996 and 1995

                                          Senior Preferred Stock           Common Stock             Additional
                                        -------------------------   ---------------------------      Paid-In
                                           Shares       Amount          Shares        Amount         Capital            Warrants
                                        -----------   -----------   --------------  -----------   ---------------    -------------
Balance, January 31, 1994                    1,521    $       28        1,431,240   $    26,478   $      616,072     $          -

Private placement                                -             -          518,878         9,599           38,501                -
Bridge debt warrants                             -             -                -             -                -          325,000
Conversion of senior preferred stock        (1,521)          (28)           1,521            28                -                -
Proceeds from public offering                    -             -        1,457,640        26,966        5,947,072          465,750
Notes receivable                                 -             -                -             -                -                -
Net loss                                         -             -                -             -                -                -
                                        -----------   -----------   --------------  -----------   ---------------    -------------

Balance, January 31, 1995                        -             -        3,409,279        63,071        6,601,645          790,750

Repayment of notes receivable                    -             -                -             -                -                -
Stock split                                      -             -        6,818,558       126,144         (126,144)               -
Warrant conversion                               -             -                -             -                -           59,400
Net Loss                                         -             -                -             -                -                -
                                        -----------   -----------   --------------  -----------   ---------------    -------------

Balance, January 31, 1996                        -             -       10,227,837       189,215        6,475,501          850,150

Warrant conversion                                                                                                          1,350
Acquisition of Facility Management
  Systems, Inc.                                                           645,619        11,944          814,537
Stock options exercised                                                    15,000           277
Net income

                                        -----------   -----------   --------------  -----------   ---------------    -------------
                                                 -    $        -       10,888,456   $   201,436   $    7,290,038     $    851,500
                                        ===========   ===========   ==============  ===========   ===============    =============

                                                                               Total
                                              Notes        Accumulated     Shareholders'
                                            Receivable       Deficit           Equity
                                         ------------     -------------   --------------
Balance, January 31, 1994                $         -      $   (177,620)   $     464,958

Private placement                                  -                 -           48,100
Bridge debt warrants                               -                 -          325,000
Conversion of senior preferred stock               -                 -                -
Proceeds from public offering                      -                 -        6,439,788
Notes receivable                            (100,000)                -         (100,000)
Net loss                                           -        (1,088,851)      (1,088,851)
                                         ------------     -------------   --------------

Balance, January 31, 1995                   (100,000)       (1,266,471)       6,088,995

Repayment of notes receivable                100,000                 -          100,000
Stock split                                        -                 -                -
Warrant conversion                                 -                 -           59,400
Net Loss                                           -          (858,174)        (858,174)
                                         ------------     -------------   --------------

Balance, January 31, 1996                          -        (2,124,645)       5,390,221

Warrant conversion                                                                1,350
Acquisition of Facility Management
  Systems, Inc.                                                                 826,481
Stock options exercised                                                             277
Net income                                                    (364,183)        (364,183)

                                         ------------     -------------   --------------
                                         $         -      $ (2,488,828)   $   5,854,146
                                         ============     =============   ==============

The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS:

The consolidated financial statements include the accounts of Innovative Tech Systems, Inc. (the "Company") and its wholly-owned subsidiaries, which were formed during fiscal year 1997. The Company is principally involved in the business of designing, developing and marketing facilities management software products. The Company derives revenues from selling and installing hardware and software for licensed use by clients in diverse industries. The Company's revenues are predominantly generated through sales to customers in the United States.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments. The Company restricts investment of temporary cash investments to financial institutions with high credit rating.

Revenue Recognition and Accounts Receivable:

Sales and related costs under contracts to customers are recognized as units are delivered, since there are no obligations after delivery. Revenue from the licensing of computer software is recognized at the time all significant contractual commitments are fulfilled. Revenue under maintenance contracts is recognized ratably over the life of the contract. Revenues from consulting and custom programming services are recognized as the services are performed. Revenue is reduced for estimated customer returns and allowances. Accounts receivable arising from sales are not collateralized and, as a result, management monitors the financial condition of its customers to reduce the risk of loss. Accounts receivable is reduced for estimated uncollectible accounts. The reserve for uncollectible accounts was $45,000 and $10,000 at January 31, 1997 and 1996, respectively.

Inventories:

Inventories consist of hardware, accessories and repair parts that are purchased and resold to customers. Inventories are valued at actual cost, but not in excess of net realizable value. Cost is determined using the first-in, first-out method.

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

Computer Software:

Internally developed computer software costs and costs of product enhancements are capitalized subsequent to achieving technological feasibility; such capitalization continues until the product becomes available for general release. Maintenance and general upgrades are expensed as incurred. Capitalized software costs are written down to net realizable value when the carrying amount is in excess thereof. Computer software development and enhancements

Computer Software:

costs are amortized on a product-by-product basis over periods of 3 to 5 years. Amortization, which is included in cost of revenues, is the greater of the amount computed using (1) the ratio of the current year's gross revenues to the total current and anticipated future gross revenues for that product or (2) the straight-line method. Software amortization was $255,835, $104,226, and $75,747 for the years ended January 31, 1997, 1996 and 1995, respectively.

Income Taxes:

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect during the years in which the differences are expected to reverse, and on available tax credits and carryforwards.

Loss Per Share:

Loss per common share is computed for each period based upon the weighted average number of common shares outstanding and dilutive common stock equivalents (using the treasury stock method). For purposes of this calculation, stock options and redeemable warrants are considered common stock equivalents in periods in which they have a dilutive effect. Fully diluted and primary loss per share data are the same for each period presented. Primary loss per share for fiscal 1996 of $.08 was previously reported as $.07.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the company may undertake in the future, actual results ultimately may differ from those estimates.

Reclassification:

Certain reclassifications have been made to the 1996 and 1995 financial statements and related footnotes to conform to the 1997 presentation.

Long-Lived Assets:

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", for fiscal years beginning after December 15, 1995. The provisions of SFAS No. 121 require the Company to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. Any loss will be recognized in the recognized in the income statement and certain disclosures regarding the impairment are to be made in the financial statements. SFAS No. 121 had no material effect on the Company's financial position or results of operations.

Stock-Based Compensation:

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", for fiscal years beginning after December 15, 1995. SFAS No. 123 requires companies to either recognize or disclose compensation expense for grants of stock, stock options, and other equity instruments to employees based upon fair value. Companies choosing to continue on APB No. 25 are required to disclose pro forma net income and earnings per share data based on fair value for all awards granted in fiscal years beginning after December 15, 1994. The Company has

Stock-Based Compensation:

adopted the disclosure requirements and will therefore continue to account for stock-based compensation in accordance with APB No. 25. No pro-forma disclosures are currently required as no awards have been issued since November 7, 1994.

3.  PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                                January 31,
                                         --------------------------
                                             1997          1996
                                         -----------    -----------
Computers and office equipment           $   924,697    $   416,559
Furniture and fixtures                       388,356        233,313
Leasehold improvements                       218,058        155,314
Automobiles                                   10,746              -
                                         -----------    -----------
                                           1,541,857        805,186
Less accumulated depreciation               (657,056)      (193,638)
                                         -----------    -----------
                                         $   884,801    $   611,548
                                         ===========    ===========

Depreciation expense was $202,392, $104,122, and $49,805 in 1997, 1996 and 1995,
respectively.

4.  INCOME TAXES:

The provision for income taxes consists of the following:

                                  For the years ended January 31,
                               -----------------------------------
                                1997          1996          1995
                               --------    ----------    ---------
Federal income taxes:
     Current                         -             -     $ (20,200)
     Deferred                        -             -
                                                             6,700
                               --------    ----------    ---------
                                     -             -       (13,500)
                               --------    ----------    ---------
State:
     Current                         -             -             -
     Deferred                        -             -         4,700
                               --------    ----------    ---------
                                     -             -         4,700
                               ========    ==========    =========
                                     -             -     $  (8,800)
                               ========    ==========    =========

As of January 31, 1997, the Company has federal net operating loss carryforwards of approximately $2,080,000, which expire over various years through 2010. Due to certain substantial changes in the Company's ownership, there will be an annual limitation on the amount of the carryforwards which can be utilized. As of January 31, 1997, the Company has state net operating loss carryforwards of approximately $956,000, which expire over various years through 1998. The reconciliation of income taxes at the U.S. statutory rate to the provision (benefit) for income taxes for 1997, 1996 and 1995 is as follows:

                                                             For the years ended January 31,
                                                       ---------------------------------------------
                                                           1997             1996           1995
                                                       -----------       ---------       ---------
Income taxes at the U.S. Statutory rate                        (34)%                           (34)%
                                                                               (34)%
Increase (reduction) in income taxes resulting from:
   Benefit of the federal graduated rates                    -                -                  1 %
   State income taxes, net of federal benefit                   (7)%          -                  1 %
   Limitation on the utilization of tax benefits             -                  31 %            32 %
   Acquisition accounting differences                           56 %          -
   Deferred revenue                                             17 %             1 %
   Utilization of net operating loss carryforwards             (36)%          -               -
   Other, net                                                    4 %             2 %            (1)%
                                                       ===========       =========       =========
                                                             -                -                 (1)%
                                                       ===========       =========       =========

The tax effects of temporary differences which comprise the deferred tax assets and liabilities at January 31, 1997 and 1996 were determined using an effective rate of 41%. Tax effects of temporary differences are as follows:

                                            January 31,        January 31,
                                                1997              1996
                                           --------------     -------------
Deferred tax debits:
   Net operating loss carryforwards        $      809,800     $   1,038,900
   Deferred revenue                               267,600            30,800
   Other liabilities                               29,200            14,800
   Valuation allowance                         (1,047,700)       (1,034,000)
                                           --------------     -------------
                                                   58,900            50,500
Deferred tax credits:
   Property and equipment                         (58,900)          (50,500)
                                           ==============     =============
   Net deferred taxes                      $        -         $        -
                                           ==============     =============

Net deferred tax assets are offset by a full valuation allowance because the lack of history of consistent earnings gives rise to uncertainty as to whether the deferred tax assets are realizable.

5. LINE OF CREDIT:

On January 30, 1997, the Company secured a $1.5 million line of credit with a bank. The line is payable on demand and bears interest at the rate of prime plus 1/2 %. The line is collateralized by all of the assets of the Company. There were no borrowings outstanding under the line of credit at January 31, 1997. The terms of this arrangement contain requirements for maintaining defined levels of working capital, tangible net worth and cash flow.

The Company's wholly-owned subsidiary, the former Facility Management Systems, Inc., maintained a line of credit with a bank bearing interest at the rate of prime plus 1/2 %. The line expired on July 31, 1996, and the outstanding balance of $351,341 was paid in full on August 16, 1996.

6.  LONG-TERM DEBT:

On January 30, 1997, the Company secured a $300,000 term loan to finance leasehold improvements and furniture and equipment purchases. The loan is payable in fixed monthly principal payments of $3,571 plus interest at the rate of prime plus 3/4 %, with a final installment of $89,286 payable on February 1, 2002. The loan is collateralized by all of the assets of the Company.

7.  COMMITMENTS:

The Company leases office facilities, company automobiles and company apartments, under operating leases. The future minimum rental payments under noncancellable operating leases are as follows:

           1998                 $518,679
           1999                  528,923
           2000                  470,245
           2001                  138,720
                            ------------
                              $1,656,567
                            ============

Rent expense for the years ended January 31, 1997, 1996 and 1995 was $313,990, $124,164 and $41,094, respectively.

8.  PRIVATE PLACEMENT OF COMMON STOCK:

On April 29, 1994 the Company completed a private placement, agreed to on November 18, 1993, in which 1,556,634 shares of restricted Common Stock were sold to six outside investors for $48,100. The funds raised in the private placement were used for the purchase of computer equipment and furniture.

9.  BRIDGE DEBT:

On May 11, 1994, the Company issued $1,300,000 principal amount of 7%
Promissory Notes (the "Bridge Debt") and 3,900,000 common stock purchase warrants (the "Bridge Debt Warrants"). The Bridge Debt Warrants were valued at the public offering price of $.083 per warrant, aggregating $325,000, which constituted original issue discount on the debt. Each Bridge Debt Warrant is exercisable to purchase one share of Common Stock at an exercise price of $2.33 per share during the 60 month period commencing 12 months after the effective date of the Company's Public Offering, which was July 26, 1994. The Company issued the Bridge Debt and the Bridge Debt Warrants to a limited group of investors, who were previously unaffiliated with the Company, for aggregate consideration of $1,300,000. The Bridge Debt was repayable together with interest at an annual rate of 7% upon the earlier of (i) the Company's consummation of a public or private financing of its equity securities or (ii) 12 months after issuance. The effective rate of interest on this Bridge Debt was 42.7%. The Bridge Debt Warrants were automatically converted into Redeemable Warrants on July 26, 1994, when the Company's Public Offering became effective. On August 2, 1994, the Company repaid the $1,300,000 Bridge Debt, including interest of $20,693. The original issue discount was charged to the statement of operations as interest expense of $62,608 and an extraordinary loss on extinguishment of debt of $262,392. There were no underwriting discounts or commissions paid in connection with these transactions.

10. STOCK SPLITS:

The Board of Directors of the Company approved a three-for-one split of all outstanding shares of Common Stock and all outstanding Common Stock Purchase Warrants on August 23, 1995. The three-for-one split was effective on September 18, 1995. The shareholders of the Company approved a one-for-18.54 reverse stock split of all outstanding shares of Common Stock on July 22, 1994. As a result, all historic share amounts and per share amounts in the accompanying financial statements have been adjusted to reflect the stock splits.

11.  PREFERRED STOCK:

On July 22, 1994, the shareholders of the Company approved the conversion of all Senior Preferred Stock into Common Stock on a one-for-one basis (prior to the reverse stock split) and the authorization of a new class of preferred stock with no par value and 200,000,000 authorized shares.

12.  PUBLIC OFFERING:

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

The shares of Common Stock and Redeemable Warrants are separately tradeable. Each Redeemable Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $2.33 for a period of 60 months commencing July 26, 1995. Each Redeemable Warrant is redeemable by the Company at a redemption price of $.083 per Redeemable Warrant commencing October 26, 1995 upon not less than 30 days' prior written notice by the Company, provided that the average closing bid price of the Common Stock equals or exceeds $2.92 for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day immediately prior to the notice of redemption.

13.  1994 STOCK OPTION PLAN:

On July 22, 1994, the shareholders of the Company approved the adoption of the 1994 Stock Option Plan which provides for the granting of options to purchase up to an aggregate of 975,000 shares of Common Stock. On November 7, 1994 975,000 options were granted at an exercise price equal to the market price of $1.67 per share. On February 25, 1997, the stock option committee of the board of directors approved the issuance of 1,200,000 additional shares pursuant to the plan, which is subject to shareholder approval.

Changes in shares under option during the fiscal years ended January 31, 1997 and 1996 were as follows:

                                                      1997          1996
                                                   ---------     ---------
Shares under option at beginning of year           1,475,000       975,000
Additions (deductions):
   Options granted                                         -       500,000
   Options exercised                                  15,000             -
   Options expired or terminated                     530,000             -
                                                   ---------     ---------
Shares under option at end of year                   930,000     1,475,000
                                                   ---------     ---------
Options exercisable at end of year                   620,000       325,000
                                                   =========     =========

These stock options are exercisable in whole or in part, in three (3) equal annual installments, with the first such installment exercisable twelve (12) months from the date of the grant, but any such exercise must occur within ten
(10) years from the date of grant.

14. SIGNIFICANT CUSTOMERS:

Revenues from significant customers as a percentage of total revenues were as follows:

           Customer           1997        1996         1995
           --------           ----        ----         ----
Customer A                    6.4%         11%          -
Customer B                    6.1%          -           -
Customer C                    6.0%         25%         43%
Customer D                     -           16%          -
Customer E                     -            -          11%
Customer F                     -            -           9%

15. RELATED PARTY TRANSACTIONS:

On September 1, 1995, the Company moved its headquarters to 444 Jacksonville Road, Warminster, Pennsylvania, 18974. The Company has a five year lease for 20,000 square feet of office space. The annual rent is $260,000. The building is owned and operated by Thompson Enterprises, L.P., a Pennsylvania limited partnership. William M. Thompson, John M. Thompson and Karen A. Thompson are the limited partners of Thompson Enterprises, L.P. William M. Thompson and John M. Thompson are executive officers, directors and majority shareholders of the Company. Karen A. Thompson is an executive officer of the Company.

On March 17, 1995, the Company pledged a $700,000 certificate of deposit as collateral for a mortgage loan obtained by Thompson Enterprises, L.P. On January 30, 1997, Thompson Enterprises, L.P. refinanced the mortgage loan, and the certificate of deposit was released and is classified as cash and cash equivalents in the January 31, 1997 balance sheet.

16. NOTES RECEIVABLE:

On March 3, 1995, the Company loaned $1,000,000, which was held in escrow, to a non-affiliated company. The loan was evidenced by a promissory note, which provided for the payment of a $100,000 origination fee. The loan and the origination fee were paid in full on May 5, 1995.

On May 12, 1995, the Company loaned $750,000, which was held in escrow, to a non-affiliated company. The loan was evidenced by a promissory note, which provided for the payment of a $55,000 origination fee, which was paid on June 1, 1995. The loan was paid in full on August 24, 1995.

17.  ACQUISITION:

Effective July 26, 1996, a subsidiary of the Company acquired 100% of the outstanding common stock of Facility Management Systems, Inc. ("FMS") in exchange for 645,619 shares of Innovative Tech common stock valued at $850,603. The total purchase price aggregated $2,559,739, including acquisition costs of $82,203, and liabilities assumed of $1,626,933, and was allocated based on relative fair values as follows:

         Current assets                            $    814,252
         Property and equipment                         251,084
         Software development costs                     923,903
         In-process research & development              485,000
         Other assets                                    85,500
                                                   ------------
                                                   $  2,559,739
                                                   ============

The in-process research and development of $485,000 represents the fair value of in-process development projects that had not reached technological feasibility and had no probable alternative future uses, which the Company expensed at the date of the acquisition.

The results of operations are included in the Company's consolidated financial statements from the date of acquisition. The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributed to the transaction that are factually supportable and expected to have a continuing impact.

                                    For The Year Ended January 31,
                                  ---------------------------------
                                        1997              1996
                                  ---------------     -------------
Revenues                          $    10,564,018     $   7,224,252
Net loss                          $      (658,248)    $  (1,220,378)
Loss per share                    $          (.06)    $        (.12)

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

18.  401(K) PLAN:

Effective January 1, 1996, the Company instituted a 401(k) Plan to cover all eligible employees. The Company makes a matching contribution of $.25 for every dollar a participant contributes on the first 6% contributed, subject to a five
(5) year vesting schedule. The Company made matching contributions of $24,906 and $1,821 for the years ended January 31, 1997 and 1996, respectively.