Form 10-Q
period 1997-04-30
INNOVATIVE TECH SYSTEMS INC
filed 1997-06-16
CIK 824008

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the three months ended April 30, 1997

                       Commission File Number: 33-17856-C

                          INNOVATIVE TECH SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                   ILLINOIS                           65-0071222
               (State or other                      (IRS Employer
      jurisdiction of incorporation or          Identification Number)
                organization)


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

                                 YES /X/  NO
                                     ---     ---

      Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.
                                  Class: Common

                    Outstanding at June 13, 1997: 10,888,456

                          INNOVATIVE TECH SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



PART I - FINANCIAL INFORMATION                                                  PAGE(S)
                                                                                -------

Item 1.

     Balance Sheets as of April 30, 1997 and January 31, 1997                         3

     Statements of Operations for the three months ended April 30,
       1997 and 1996                                                                  4

     Statements of Cash Flows for the three months ended April 30,
       1997 and 1996                                                                  5

     Notes to Consolidated Financial Statements                                   6 - 7


Item 2.

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                                 8 - 10


PART II - OTHER INFORMATION

Item 6.

     Exhibits and Reports on Form 8-K                                                11

                          INNOVATIVE TECH SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         APRIL 30,         JANUARY 31,
ASSETS                                                                      1997              1997
                                                                        -----------        -----------
                                                                        (UNAUDITED)         (AUDITED)
Current assets:
     Cash and cash equivalents                                          $ 1,678,266        $ 1,787,561
     Accounts receivable, net                                             3,698,541          3,514,541
     Inventory                                                              206,590            264,205
     Officer advance                                                         83,995             89,307
     Other current assets                                                   136,486             99,006
                                                                        -----------        -----------
          Total current assets                                            5,803,878          5,754,620

Property and equipment, net                                                 906,708            884,801
Computer software, net of accumulated amortization of
     $695,467 and $591,434 at April 30, 1997 and January 31, 1997           995,196          1,049,253
Other assets                                                                 98,697             77,637
                                                                        -----------        -----------
          Total assets                                                  $ 7,804,479        $ 7,766,311
                                                                        ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                  $    42,857        $    42,857
     Accounts payable                                                       658,436            713,751
     Accrued liabilities                                                    155,209            128,656
     Accrued payroll and related costs                                      180,596            118,526
     Deferred revenue                                                       591,761            651,232
                                                                        -----------        -----------
          Total current liabilities                                       1,628,859          1,655,022

Long-term debt                                                              246,429            257,143
                                                                        -----------        -----------
          Total liabilities                                               1,875,288          1,912,165
                                                                        -----------        -----------

Commitments and contingent liabilities
  Shareholders' equity:
     Senior Preferred stock, par value $.001; authorized
       200,000,000 shares; issued and outstanding -0-
       shares as of January 31, 1997 and 1996, respectively                      --                 --
     Common stock, par value $.0185; authorized
       100,000,000 shares; issued and outstanding
       10,888,456 as of January 31, 1997 and April 30, 1997                 201,436            201,436
     Additional paid-in capital                                           7,290,038          7,290,038
     Warrants                                                               851,500            851,500
     Accumulated deficit                                                 (2,413,783)        (2,488,828)
                                                                        -----------        -----------
          Total shareholders' equity                                      5,929,191          5,854,146
                                                                        -----------        -----------

          Total liabilities and shareholders' equity                    $ 7,804,479        $ 7,766,311
                                                                        ===========        ===========

    The accompanying notes are an integral part of the financial statements.

                          INNOVATIVE TECH SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   FOR THE THREE MONTHS ENDED,
                                                ---------------------------------
                                                APRIL 30, 1997     APRIL 30, 1996
                                                --------------     --------------
Revenues:

     Software                                      $ 1,424,993       $   429,507
     Hardware                                          735,611            19,918
     Services and support                            1,059,635           705,930
                                                   -----------       -----------
          Total revenues                             3,220,239         1,155,355
                                                   -----------       -----------

Cost of revenues:
     Software                                          165,958            29,158
     Hardware                                          448,325             1,947
     Services and support                              472,575           269,049
                                                   -----------       -----------
          Total cost of revenues                     1,086,858           300,154
                                                   -----------       -----------

Gross margin                                         2,133,381           855,201
                                                   -----------       -----------
Operating expenses:
     Selling, general and administrative             1,786,286           700,678
     Research & development                            281,777           140,561
                                                   -----------       -----------
          Total operating expenses                   2,068,063           841,239
                                                   -----------       -----------

Income from operations                                  65,318            13,962

     Interest income                                    18,739            37,904
     Interest expense                                    9,012                --
                                                   -----------       -----------

Income before income taxes                              75,045            51,866
Provision for income taxes                                  --                --
                                                   -----------       -----------

Net income                                         $    75,045       $    51,866
                                                   ===========       ===========


Primary income per common share                    $     0.007       $     0.004
                                                   ===========       ===========

Weighted average shares outstanding                 10,888,456        14,218,809
                                                   ===========       ===========


    The accompanying notes are an integral part of the financial statements.

                          INNOVATIVE TECH SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       FOR THE THREE MONTHS ENDED,
                                                                     ------------------------------
                                                                       APRIL 30,         APRIL 30,
                                                                        1997               1996
                                                                     -----------        -----------
Cash flows from operating activities:
  Net income                                                         $    75,045        $    51,866
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                       157,139             64,641
     Loss on disposal of equipment                                         8,562                 --
     Changes in operating assets and liabilities:
       Accounts receivable                                              (184,000)          (566,187)
       Inventory                                                          57,615                 --
       Advances - officers                                                 5,312             (3,777)
       Other assets                                                      (58,540)          (159,168)
       Accounts payable                                                  (55,315)           (16,905)
       Accrued liabilities                                                26,553             (2,155)
       Accrued payroll and related costs                                  62,070            (49,326)
       Deferred revenue                                                  (59,471)           (14,462)
                                                                     -----------        -----------
          Net cash provided by (used in) operating activities             34,970           (695,473)
                                                                     -----------        -----------

Cash flows from investing activities:
  Purchase of property and equipment                                     (83,574)           (90,364)
  Purchase of software                                                   (49,977)            (4,141)
                                                                     -----------        -----------
          Net cash used in investing activities                         (133,551)           (94,505)
                                                                     -----------        -----------

Cash flows from financing activities:
  Warrant conversion                                                          --              1,350
  Repayment of long-term debt                                            (10,714)                --
                                                                     -----------        -----------
          Net cash (used in) provided by financing activities            (10,714)             1,350
                                                                     -----------        -----------

          Net (decrease) increase in cash and cash equivalents          (109,295)          (788,628)
Cash and cash equivalents, beginning of period                         1,787,561          2,815,742
                                                                     -----------        -----------
Cash and cash equivalents, end of period                             $ 1,678,266        $ 2,027,114
                                                                     ===========        ===========


    The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes.

1.  DESCRIPTION OF BUSINESS:
The consolidated financial statements include the accounts of Innovative Tech Systems, Inc. (the "Company") and it wholly-owned subsidiaries, which were formed during fiscal year 1997. The Company is principally involved in the business of designing, developing and marketing facilities management software products. The Company derives revenues from selling and installing hardware and software for licensed use by client in diverse industries. The Company's revenues are predominantly generated through sales to customers in the United States.

2.  PROPERTY AND EQUIPMENT:

            Property and equipment are comprised of the following:

                                                  April 30,         January 31,
                                                    1997               1997
                                                 -----------        -----------
                                                 (unaudited)         (audited)
Computers and office equipment                   $   998,071        $   924,697
Furniture and fixtures                               361,960            388,356
Leasehold improvements                               239,882            218,058
Automobiles                                           10,746             10,746
                                                 -----------        -----------
                                                   1,610,659          1,541,857
Less accumulated depreciation                       (703,951)          (657,056)
                                                 -----------        -----------

                                                 $   906,708        $   884,801
                                                 ===========        ===========

3.  INVENTORIES:

Inventories consist of hardware, accessories and repair parts that are purchased and resold to customers. Inventories are valued at actual cost, but not in excess of net realizable value. Cost is determined using the first-in, first-out method.

4.  INCOME PER SHARE:

Income per common share is computed for each period based upon the weighted average number of common shares outstanding and dilutive common stock equivalents (using the treasury stock method). For purposes of this calculation, stock options and redeemable warrants are considered common stock equivalents in periods in which they have a dilutive effect. Fully diluted and primary loss per share data are the same for each period presented.

4.  INCOME PER SHARE:

In February, 1997 the FASB issued Statement of Financial Accounting Standards No. 128 (FAS 128), Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December, 1997. FAS 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15 (APB 15), Earnings Per Share. FAS 128 defines basic earnings per share as net income applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from the exercise or conversion of securities or other contracts to issue common stock. Had the Company adopted FAS 128 as of February 1, 1997, there would have been no change in earnings per share as reported.

5.  SIGNIFICANT CUSTOMERS

Revenues from significant customers as a percentage of total revenues were as follows:

                              For the three months ended,
                           -----------------------------------
       Customer            April 30, 1997    April 30, 1996
------------------------   ---------------   -----------------

Customer A                      5%                23%
Customer B                     --                 16%
Customer C                      4%                15%

6. RELATED PARTY TRANSACTIONS:

On September 1, 1995, the Company moved its headquarters to 444 Jacksonville Road, Warminster, Pennsylvania, 18974. The Company has a five year lease for 20,000 square feet of office space. The annual rent is $260,000. The building is owned and operated by Thompson Enterprises, L.P., a Pennsylvania limited partnership. William M. Thompson, John M. Thompson and Karen A. Thompson are the limited partners of Thompson Enterprises, L.P. William M. Thompson and John M. Thompson are executive officers, directors and shareholders of the Company. Karen A. Thompson is an executive officer and shareholder of the Company.

7. 1994 STOCK OPTION PLAN:

On July 22, 1994, the shareholders of the Company approved the adoption of the 1994, Stock Option Plan which provides for the granting of options to purchase up to an aggregate of 975,000 shares of Common Stock. On November 7, 1994 975,000 options were granted at an exercise price equal to the market price of $1.67 per share. On February 25, 1997, the stock option committee of the board of directors approved the issuance of 1,200,000 additional shares pursuant to the plan, which is subject to shareholder approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The matters discussed in this Form 10-Q that are forward-looking statements are based on current management expectations that involve a number of risks and uncertainties. Potential risks and uncertainties include, without limitation, the impact of economic conditions generally and in the facilities management industry; the competitive nature of the software development and marketing industry; dependence on the Company's proprietary technology; the Company's ability to enhance its existing products and develop and introduce new products which keep pace with technological developments in the marketplace; and the risk of unavailability of adequate capital or financing.

OVERVIEW AND SIGNIFICANT EVENTS

The significant progress made during Fiscal 1997 has continued through the first quarter of Fiscal 1998, as Innovative Tech reported revenues of $3,220,241 for the three (3) months ended April 30, 1997. The continued revenue growth experienced by the Company continues to be the result of increased volume from its strategic marketing efforts and new product releases.

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

On April 11, 1996, the Company signed a seven (7) year strategic marketing agreement with Landis & Gyr (Europe) Corp., a Swiss-based provider of building performance and energy efficiency solutions, with $2.1 billion in annual revenues. Under the terms of the agreement, Landis & Gyr (Europe) Corp. will distribute and market Innovative Tech's SPAN-FM(TM) product line in Europe, South Africa, and the Near and the Middle East. The terms of the agreement in the initial year call for Landis & Gyr (Europe) Corp. to commit financial resources for revisions and enhancements to the SPAN-FM(TM) product line.
During the remaining six (6) years of the contract, Innovative Tech is to receive royalties based on revenue generated from product distribution and sales of SPAN-FM(TM) by Landis & Gyr (Europe) Corp. in Europe. To date, SPAN-FM software has been translated into German, Swedish and Italian; a French translation is presently underway. Innovative Tech recognized $90,795 in revenues pursuant to the agreement for the three (3) months ended April 30, 1997.

The Company also has signed a five-year OEM agreement with Intergraph Corporation to market, sell and distribute certain Innovative Tech software packages. The financial terms of the agreement provide for Innovative Tech to receive royalties on all sales of the SPAN-FM(TM) software by Intergraph Corporation. Pursuant to the agreement, Innovative Tech recognized royalties of $72,300 for the three (3) months ended April 30, 1997.

RESULTS OF OPERATIONS

Total revenues for the three months ended April 30, 1997 and 1996 were $3,220,239 and $1,155,355, respectively. Management attributes the increase to the release of the Windows(TM) version of its SPAN-FM product line, increased sales and marketing activities, which generated a higher volume of sales transactions, and the acquisition of FMS, which accounted for $1,645,695 or 51 percent of the April 30, 1997 revenues.

April 30, 1997 software revenues increased $995,486 or 232 percent over April 30, 1996 software revenues. Of this increase, $572,333 or 57 percent related to the FMS acquisition. April 30, 1997 hardware revenues increased $715,693 over fiscal 1996 hardware revenues, which was due primarily to the acquisition of FMS. April 30, 1997 services and support revenues increased $353,705 over April 30, 1996 services and support revenues. The majority of this increase related to the FMS acquisition.

The Company continues to provide services to the Department of Defense, and sales made by the Company to the Department of Defense constituted approximately 4 percent and 15 percent of the Company's total revenues for the three months ended April 30, 1997 and 1996. The Company anticipates that sales to the United States Department of Defense will continue during fiscal year 1998. Such continued sales to the United States Department of Defense will arise as a result of the Company's performance of its obligations under existing agreements with the United States Department of Defense.

Cost of revenues were $1,086,858 and $300,154 for the three (3) months ended April 30, 1997 and 1996, respectively. Included within cost of revenues is hardware, software and accessories purchased by the Company and subsequently sold to customers, amortization of capitalized software, and salaries and wages of service and support personnel. Hardware purchases are made only as required under customer contracts. Therefore, the volume of hardware purchases may fluctuate significantly based upon specific contract requirements. The significant increase in 1997 is primarily attributable to the FMS acquisition. The FMS product line utilizes hand-held collection devices and accessories which are purchased and resold to customers. The April 30, 1997 cost of revenues included $653,480 related to sales of the FMS product line, which represents 60 percent of the 1997 total. Cost of revenues as a percentage of revenues was 34 percent and 26 percent for the three months ended April 30, 1997 and 1996, respectively.

Selling, general and administrative expenses were $1,786,286 and $700,678 for the three (3) months ended April 30, 1997 and 1996, respectively. The increase in 1997 is due to increased wages incurred by the Company as a result of hiring additional employees to support the Company's sales and marketing efforts. The increased sales and marketing efforts have resulted in increased revenues. The increase in these types of expenses is also due to the FMS acquisition, which accounted for $649,571 or 36 percent of the 1997 total. Selling, general and administrative expenses as a percentage of revenues was 55 percent and 61 percent for the three (3) months ended April 30, 1997 and 1996, respectively.

Research & development expenses were $281,777 and $140,561 for the three (3) months ended April 30, 1997 and 1996, respectively. The 1997 amount includes $80,778 or 29 percent related to the FMS acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have related to and are expected to continue to relate to capital investments and working capital requirements. The Company has met its liquidity needs over the last two (2) years primarily through funds provided by the issuance of Common Stock in an underwritten public offering completed on July 26, 1994. The Company believes that cash provided by operating activities, together with the remaining net proceeds generated from the sale of shares of the Company's Common Stock, should be adequate for its presently foreseeable working capital and capital investment requirements.

The Company's cash position at April 30, 1997, decreased $109,295 or 6 percent from the January 31, 1997 balance. The decrease was primarily attributable to $83,574 of property and equipment purchases and $49,977 of purchased software.

Accounts receivable at April 30, 1997, increased $184,000 from the January 31, 1997, balance. This increase is due primarily to the increased sales volume experienced for the three (3) months ended April 30, 1997. The Company has not experienced any material collection difficulties. Working capital at April 30, 1997 was $4,175,019. The Company had long-term debt of $246,429 at April 30, 1997.

The Company's cash position at April 30, 1996, decreased $788,628 or 28 percent from the January 31, 1996 balance. The decrease was primarily attributable to $695,473 used in operations to support the Company's ongoing product development efforts, and increased advertising and marketing activities. In addition, the Company purchased $90,364 of property and equipment.

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


                                    INNOVATIVE TECH SYSTEMS, INC.
                                           (Registrant)




Dated:  June 13, 1997


Innovative Tech Systems, Inc.


By: /s/ Louis J. Desiderio
    ------------------------------------------------
      Louis J. Desiderio,
      Vice President, Chief Financial Officer
      and Assistant Secretary