Form 10-Q
period 1997-07-31
INNOVATIVE TECH SYSTEMS INC
filed 1997-09-15
CIK 824008

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the three months ended July 31, 1997

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

                  Outstanding at September 15, 1997: 10,888,456

                          INNOVATIVE TECH SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


 PART I - FINANCIAL INFORMATION                                                    PAGE(S)
                                                                                   -------
 Item 1.

  Balance Sheets as of July 31, 1997 and January 31, 1997                                3

  Statements of Operations for the three months ended July 31, 1997 and 1996             4

  Statements of Operations for the six months ended July 31, 1997 and 1996               5

  Statements of Cash Flows for the six months ended July 31, 1997 and 1996               6

  Notes to Consolidated Financial Statements                                         7 - 8


Item 2.

  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                         9 - 12


PART II - OTHER INFORMATION

Item 6.

     Exhibits and Reports on Form 8-K                                                   13


                          INNOVATIVE TECH SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                JULY 31,        JANUARY 31,
ASSETS                                                           1997             1997
                                                              -----------      -----------
                                                              (UNAUDITED)
Current assets:
     Cash and cash equivalents                                $ 1,653,119      $ 1,787,561
     Accounts receivable, net                                   3,177,139        3,514,541
     Inventory                                                    206,526          264,205
     Officer advance                                              132,767           89,307
     Other current assets                                         276,794           99,006
                                                              -----------      -----------
         Total current assets                                   5,446,345        5,754,620

Property and equipment, net                                     1,030,647          884,801
Computer software, net of accumulated amortization of
  $805,650 and $591,434 at July 31, 1997 and
   January 31, 1997                                             1,225,997        1,049,253
Other assets                                                       93,475           77,637
                                                              ===========      ===========
         Total assets                                         $ 7,796,464      $ 7,766,311
                                                              ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
     Current portion of long-term debt                        $    42,857      $    42,857
     Accounts payable                                             578,388          713,751
     Accrued liabilities                                          152,035          128,656
     Accrued payroll and related costs                             96,419          118,526
     Deferred revenue                                             727,994          651,232
                                                              -----------      -----------
         Total current liabilities                              1,597,693        1,655,022

Long-term debt                                                    235,715          257,143
                                                              -----------      -----------
         Total liabilities                                      1,833,408        1,912,165
                                                              -----------      -----------

Commitments and contingent liabilities
Shareholders' equity:
   Senior Preferred stock, par value $.001; authorized
      200,000,000 shares; issued and outstanding
      -0- shares as of July 31, 1997 and January 31, 1997               -                -
                                                              -----------      -----------
   Common stock, par value $.0185; authorized
      100,000,000 shares; issued and
       outstanding 10,888,456 as of July 31, 1997
       and January 31, 1997                                       201,436          201,436
     Additional paid-in capital                                 7,290,038        7,290,038
     Warrants                                                     851,500          851,500
     Accumulated deficit                                       (2,379,918)      (2,488,828)
                                                              -----------      -----------
         Total shareholders' equity                             5,963,056        5,854,146
                                                              -----------      -----------

         Total liabilities and shareholders' equity           $ 7,796,464      $ 7,766,311
                                                              ===========      ===========




    The accompanying notes are an integral part of the financial statements.

                          INNOVATIVE TECH SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                FOR THE THREE MONTHS ENDED,
                                             -------------------------------
                                             JULY 31, 1997     JULY 31, 1996
                                             -------------     -------------
                                             (UNAUDITED)       (UNAUDITED)
Revenues:
     Software                                $  1,065,762      $    483,436
     Hardware                                     465,413            22,419
     Services and support                       1,191,989           794,568
                                             ------------      ------------

         Total revenues                         2,723,164         1,300,423
                                             ------------      ------------

Cost of revenues:
     Software                                     132,814             9,296
     Hardware                                     265,417               621
     Services and support                         352,546            85,722
                                             ------------      ------------

         Total cost of revenues                   750,777            95,693
                                             ------------      ------------

Gross margin                                    1,972,387         1,204,730
                                             ------------      ------------

Operating expenses:
     Selling, general and administrative        1,836,358         1,190,161
     Research & development                       108,927           238,767
                                             ------------      ------------

         Total operating expenses               1,945,285         1,428,928
                                             ------------      ------------

Income/(loss) from operations                      27,103          (224,198)

     Interest income                               13,525            31,368
     Interest (expense)                            (6,763)           (1,259)
                                             ------------      ------------

Income/(loss) before income taxes                  33,865          (194,089)
Provision for income taxes                              -                 -
                                             ------------      ------------

Net income/(loss)                            $     33,865      $   (194,089)
                                             ============      ============

Primary income/(loss) per common share       $      0.003      $     (0.019)
                                             ============      ============

Weighted average shares outstanding            10,888,456        10,237,334
                                             ============      ============


    The accompanying notes are an integral part of the financial statements.

                          INNOVATIVE TECH SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                FOR THE SIX MONTHS ENDED,
                                             -------------------------------
                                             JULY 31, 1997     JULY 31, 1996
                                             ------------      ------------
                                              (UNAUDITED)      (UNAUDITED)
Revenues:
     Software                                $  2,490,755      $    912,943
     Hardware                                   1,201,024            84,161
     Services and support                       2,251,624           751,526
                                             ------------      ------------

         Total revenues                         5,943,403         2,455,778
                                             ------------      ------------

Cost of revenues:
     Software                                     298,772            12,317
     Hardware                                     713,742            31,047
     Services and support                         825,121            83,434
                                             ------------      ------------

         Total cost of revenues                 1,837,635           126,798
                                             ------------      ------------

Gross margin                                    4,105,768         2,328,980
                                             ------------      ------------

Operating expenses:
     Selling, general and administrative        3,622,644         2,114,943
     Research & development                       390,704           424,273
                                             ------------      ------------

         Total operating expenses               4,013,348         2,539,216
                                             ------------      ------------

Income/(loss) from operations
                                                   92,421          (210,236)
     Interest income                               32,264            69,272
     Interest (expense)                           (15,775)           (1,259)
                                             ------------      ------------

Income/(loss) before income taxes                 108,910          (142,223)
Provision for income taxes                             --                --
                                             ------------      ------------
Net income/(loss)                            $    108,910      $   (142,223)
                                             ============      ============

Primary income/(loss) per common share       $       0.01      $     (0.014)
                                             ============      ============

Weighted average shares outstanding            10,888,456        10,249,121
                                             ============      ============


    The accompanying notes are an integral part of the financial statements.

                          INNOVATIVE TECH SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE SIX MONTHS ENDED,
                                                                  -----------------------------
                                                                    JULY 31,        JULY 31,
                                                                     1997            1996
                                                                  -----------      -----------
                                                                   (UNAUDITED)     (UNAUDITED)
Cash flows from operating activities:
     Net income (loss)                                            $   108,910      $  (142,223)
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                    358,554          131,884
     Loss on disposal of equipment                                     10,768                -
     Changes in operating assets and liabilities:
       Accounts receivable                                            337,402         (968,686)
       Inventory                                                       57,679                -
       Advances - officers                                            (43,460)         (34,531)
       Other assets                                                  (193,626)        (154,075)
       Accounts payable                                              (135,363)         144,743
       Accrued liabilities                                             23,379          (47,078)
       Accrued payroll and related costs                              (22,107)          (3,290)
       Deferred revenue                                                76,762           32,745
                                                                  -----------      -----------
         Net cash provided by (used in) operating activities          578,898       (1,040,511)
                                                                  -----------      -----------

Cash flows from investing activities:
     Purchase of property and equipment                              (300,957)        (136,858)
     Purchase of software                                             (69,449)          (9,229)
     Capitalization of software development                          (321,506)               -
                                                                  -----------      -----------
         Net cash used in investing activities                       (691,912)        (146,087)
                                                                  -----------      -----------

Cash flows from financing activities:
     Warrant conversion                                                     -            1,350
     Repayment of long-term debt                                      (21,428)        (659,295)
                                                                  -----------      -----------
         Net cash (used in) provided by financing activities          (21,428)        (657,945)
                                                                  -----------      -----------

         Net (decrease) increase in cash and cash equivalents        (134,442)      (1,844,543)
Cash and cash equivalents, beginning of period                      1,787,561        2,815,742
                                                                  -----------      -----------

Cash and cash equivalents, end of period                          $ 1,653,119      $   971,199
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

 1. DESCRIPTION OF BUSINESS:
 The consolidated financial statements include the accounts of Innovative Tech Systems, Inc. (the "Company") and its wholly-owned subsidiaries. The Company is principally involved in the business of designing, developing and marketing facilities management software products. The Company derives revenues from selling and installing hardware and software for licensed use by client in diverse industries. The Company's revenues are predominantly generated through sales to customers in the United States.

 2. PROPERTY AND EQUIPMENT:
 Property and equipment comprised the following:

                                           July 31, 1997    January 31, 1997
                                            -----------      -----------
                                            (unaudited)
         Computers and office equipment     $ 1,085,624      $   924,697
         Furniture and fixtures                 406,705          388,356
         Leasehold improvements                 277,699          218,058
         Automobiles                             10,746           10,746
                                            -----------      -----------
                                              1,780,774        1,541,857
         Less accumulated depreciation         (750,127)        (657,056)
                                            -----------      -----------

                                            $ 1,030,647      $   884,801
                                            ===========      ===========

3. INVENTORIES:
 Inventories consist of hardware, accessories and repair parts that are purchased and resold to customers. Inventories are valued at cost, but not in excess of net realizable value. Cost is determined using the first-in, first-out method.

4. INCOME PER SHARE:
Income per common share is computed for each period based upon the weighted average number of common shares outstanding and dilutive common stock equivalents (using the treasury stock method). For purposes of this calculation, stock options and redeemable warrants are considered common stock equivalents in periods in which they have a dilutive effect. Fully diluted and primary loss per share data are the same for each period presented. Primary loss per share for three and six months ended July 31, 1996 of $.019 and $.014, respectively, was previously reported as $.017 and $.012, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

5. SIGNIFICANT CUSTOMERS
Revenues from significant customers as a percentage of total revenues were as follows:

                                                  For the six months ended,
                                           ----------------------------------------
    Customer                                   July 31, 1997          July 31, 1996
    ------------------------               --------------------     ---------------
    Customer A                                       6%                  1%
    Customer B                                       5%                  3%
    Customer C                                       5%                  -
    Customer D                                       -                  13%
    Customer E                                       2%                 12%
    Customer F                                       4%                 11%


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

7. 1994 STOCK OPTION PLAN:
On July 22, 1994, the shareholders of the Company approved the adoption of the 1994 Stock Option Plan which provides for the granting of options to purchase up to an aggregate of 975,000 shares of Common Stock. On November 7, 1994 975,000 options were granted at an exercise price equal to the market price of $1.67 per share. On February 25, 1997, the stock option committee of the board of directors approved an amendment of the plan, which was subject to shareholder approval, to increase the maximum number of shares issuable pursuant to the plan from 975,000 to 2,175,000. Approval was obtained at the 1997 annual shareholder meeting.

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

OVERVIEW AND SIGNIFICANT EVENTS

The significant progress made during Fiscal 1997 has continued through the second quarter and first half of Fiscal 1998, as Innovative Tech reported revenues of $2,723,164 for the three (3) months ended July 31, 1997 and $5,943,403 for the six (6) months ended July 31, 1997. The continued revenue growth experienced by the Company continues to be the result of increased volume from its strategic marketing efforts and new product releases.

On July 26, 1996, a subsidiary of the Company acquired 100 percent of the outstanding Common Stock of Facility Management Systems, Inc. (FMS) of Chicago, Illinois in exchange for 645,619 shares of Innovative Tech common stock. FMS develops specialty software systems used in the management of facilities, utilizing hand-held data collection devices to monitor operating conditions and ensure regulatory compliance within a facility. FMS has changed its name to Innovative Tech Systems - Chicago (ITS-C).

On April 11, 1996, the Company signed a seven (7) year strategic marketing agreement with Landis & Gyr (Europe) Corp., a Swiss-based provider of building performance and energy efficiency solutions, with $2.1 billion in annual revenues. Under the terms of the agreement, Landis & Gyr (Europe) Corp. will distribute and market Innovative Tech's SPANoFM(TM) product line in Europe, South Africa, and the Near and the Middle East. The terms of the agreement in the initial year call for Landis & Gyr (Europe) Corp. to commit financial resources for revisions and enhancements to the SPANoFM(TM) product line. During the remaining six (6) years of the contract, Innovative Tech is to receive royalties based on revenue generated from product distribution and sales of SPANoFM(TM) by Landis & Gyr (Europe) Corp. in Europe. To date, SPANoFM(TM) software has been translated into German, Swedish and Italian; a French translation is presently underway. Innovative Tech recognized $90,795 in revenues pursuant to the agreement for the six (6) months ended July 31, 1997.

The Company also has signed a five (5) year OEM agreement with Intergraph Corporation to market, sell and distribute certain Innovative Tech software packages. The financial terms of the agreement provide for Innovative Tech to receive royalties on all sales of the SPANoFM(TM) software by Intergraph Corporation. Pursuant to the agreement, Innovative Tech recognized royalties of $84,800 for the six (6) months ended July 31, 1997. On September 12, 1997, this OEM agreement was amended so that Intergraph Corporation would be able to develop an exit and transition strategy. This strategy would enable Intergraph to discontinue the distribution of the SPANoFM(TM) product line through Intergraph Software Solutions and transition all support of current SPANoFM(TM) customers, certain services and all sales activities to Innovative Tech directly. Also, the amendment calls for Intergraph to grant a perpetual royalty-free license to the current source code of the CAD Integrator for Microstation product. The parties also agreed to enter into good faith negotiations for possible separate marketing agreements with Intergraph sales organizations for Federal, U.S. and international markets. As part of the amendment, Intergraph Software Solutions also agreed not to reenter the facilities management market with a competing product for a period of two years. Intergraph Corporation will pay a one-time maintenance fee of $115,300 for the calendar year 1997. The Company recognized $67,258 of maintenance revenue for the six months ended July 31, 1997. The Company does not believe that there will be a material adverse effect to revenue as a result of this transaction.

RESULTS OF OPERATIONS

 FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1996
 Total revenues for the three months ended July 31, 1997 and 1996 were $2,723,164 and $1,300,423, respectively. Management attributes the increase to the release of the Windows(TM) version of its SPANoFM(TM) product line, increased sales and marketing activities, which generated a higher volume of sales transactions, and the acquisition of ITS-C, which accounted for $1,069,549 or 39 percent of the three months ended July 31, 1997 revenues.

 Software revenues for the three months ended July 31, 1997 increased by $582,326 or 120 percent over the same three month period in fiscal 1997. Of this increase, $400,001 or 70 percent related to the ITS-C acquisition. For the three months ended July 31, 1997 hardware revenues increased $442,994 over fiscal 1997 hardware revenues, which was due primarily to the acquisition of ITS-C. Services and support revenues for the three months ended July 31, 1997 increased $397,421 over the same three month period in fiscal 1997. The majority of this increase related to the ITS-C acquisition.

The Company continues to provide services to the Department of Defense, and sales made by the Company to the Department of Defense constituted approximately 4 percent and 10 percent of the Company's total revenues for the three months ended July 31, 1997 and 1996. The Company anticipates that sales to the United States Department of Defense will continue during fiscal year 1998. Such continued sales to the United States Department of Defense will arise as a result of the Company's performance of its obligations under existing agreements with the United States Department of Defense.

Cost of revenues were $750,777 and $95,693 for the three (3) months ended July 31, 1997 and 1996, respectively. Included within cost of revenues is hardware, software and accessories purchased by the Company and subsequently sold to customers, amortization of capitalized software, and salaries and wages of service and support personnel. Hardware purchases are made only as required under customer contracts. Therefore, the volume of hardware purchases may fluctuate significantly based upon specific contract requirements. The significant increase in 1997 is primarily attributable to the ITS-C acquisition. The ITS-C product line utilizes hand-held collection devices and accessories which are purchased and resold to customers. The cost of revenues for the three months ended July 31, 1997 included $424,545 related to sales of the ITS-C product line, which represents 57 percent of the 1997 total. Cost of revenues as a percentage of revenues was 28 percent and 7 percent for the three months ended July 31, 1997 and 1996, respectively.

Selling, general and administrative expenses were $1,836,358 and $1,190,161 for the three (3) months ended July 31, 1997 and 1996, respectively. The increase in 1997 is due to increased wages incurred by the Company as a result of hiring additional employees to support the Company's sales and marketing efforts. The increased sales and marketing efforts have resulted in increased revenues. The increase in these types of expenses is also due to the ITS-C acquisition, which accounted for $610,569 or 33 percent of the 1997 total. Selling, general and administrative expenses as a percentage of revenues was 33 percent and 92 percent for the three (3) months ended July 31, 1997 and 1996, respectively.

Research & development expenses were $108,927 and $238,767 for the three (3) months ended July 31, 1997 and 1996, respectively. The Company capitalized $321,506 of software development cost during the three months ended July 31, 1997, which represents cost incurred after various products have reached technological feasibility. Amortization of capitalized software for the three
(3) months ended July 31, 1997 was $110,183.

 FOR THE SIX MONTHS ENDED JULY 31, 1997 AND 1996
 Total revenues for the six months ended July 31, 1997 and 1996 were $5,943,403 and $2,455,778, respectively. Management attributes the increase to the release of the Windows(TM) version of its SPANoFM(TM) product line, increased sales and marketing activities, which generated a higher volume of sales transactions, and the acquisition of ITS-C, which accounted for $2,715,244 or 46 percent of the revenues for the six months ended July 31, 1997.

 Software revenues for the six months ended July 31, 1997 increased by $1,577,812 or 173 percent over the same six month period in fiscal 1997. Of this increase, $980,334 or 62 percent related to the ITS-C acquisition. Hardware revenues for the six months ended July 31, 1997 increased $1,116,863 over fiscal 1997 hardware revenues, which was due primarily to the acquisition of ITS-C. Services and support revenues increased by $1,500,098 over the same six month period in fiscal 1997. The majority of this increase related to the ITS-C acquisition.

The Company continues to provide services to the Department of Defense, and sales made by the Company to the Department of Defense constituted approximately 4 percent and 11 percent of the Company's total revenues for the six months ended July 31, 1997 and 1996. The Company anticipates that sales to the United States Department of Defense will continue during fiscal year 1998. Such continued sales to the United States Department of Defense will arise as a result of the Company's performance of its obligations under existing agreements with the United States Department of Defense.

Cost of revenues were $1,837,635 and $126,798 for the six (6) months ended July 31, 1997 and 1996, respectively. Included within cost of revenues is hardware, software and accessories purchased by the Company and subsequently sold to customers, amortization of capitalized software, and salaries and wages of service and support personnel. Hardware purchases are made only as required under customer contracts. Therefore, the volume of hardware purchases may fluctuate significantly based upon specific contract requirements. The significant increase in 1997 is primarily attributable to the ITS-C acquisition. The ITS-C product line utilizes hand-held collection devices and accessories which are purchased and resold to customers. The cost of revenues for the six months ended July 31, 1997 included $1,069,213 related to sales of the ITS-C product line, which represents 60 percent of the 1997 total. Cost of revenues as a percentage of revenues was 31 percent and 5 percent for the six months ended July 31, 1997 and 1996, respectively.

Selling, general and administrative expenses were $3,622,644 and $2,114,943 for the six (6) months ended July 31, 1997 and 1996, respectively. The increase in 1997 is due to increased wages incurred by the Company as a result of hiring additional employees to support the Company's sales and marketing efforts. The increased sales and marketing efforts have resulted in increased revenues. The increase in these types of expenses is also due to the ITS-C acquisition, which accounted for $1,260,139 or 35 percent of the 1997 total. Selling, general and administrative expenses as a percentage of revenues was 61 percent and 86 percent for the six (6) months ended July 31, 1997 and 1996, respectively.

Research & development expenses were $390,704 and $424,273 for the six (6) months ended July 31, 1997 and 1996, respectively. The Company capitalized $321,506 of software development cost during the six months ended July 31, 1997, which represents cost incurred after various products have reached technological feasibility. Amortization of capitalized software development for the six (6) months ended July 31, 1997 was $214,216.

LIQUIDITY AND CAPITAL RESOURCES

 The Company's liquidity needs have related to and are expected to continue to relate to capital investments and working capital requirements. The Company has met its liquidity needs over the last three (3) years primarily through funds provided by the issuance of Common Stock in an underwritten public offering completed on July 26, 1994. The Company believes that cash provided by operating activities, together with the remaining net proceeds generated from the sale of shares of the Company's Common Stock, should be adequate for its presently foreseeable working capital and capital investment requirements.

 For the six months ended July 31, 1997 the Company generated $578,898 from operations and utilized $691,912 for the purchases of property and equipment, software, software development and $21,428 for repayment of long-term debt.

Accounts receivable at July 31, 1997, decreased by $337,402 from the January 31, 1997, balance. This decrease is due primarily to the lower sales revenue in the second quarter than that of the first quarter of fiscal 1998. The Company has not experienced any material collection difficulties. Working capital at July 31, 1997 was $3,848,652. The Company had $278,572 of term debt at July 31, 1997.

For the six months ended July 31, 1996 the Company utilized $1,040,511 from operations, $146,087 for the purchases of property and equipment, software and $659,295 for repayment of long-term debt.

Accounts receivable at July 31, 1996 increased by $948,806 from the January 31, 1996 balance. This increase is due primarily to the increased sales volume experienced for the six months ended July 31, 1996. Working capital at July 31, 1996 was $2,765,560. The Company had no loans or notes payable at July 31, 1996.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 of Regulation S-K.

         Item No. 27  Financial Data Schedule.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      INNOVATIVE TECH SYSTEMS, INC.
                                      -----------------------------
                                              (Registrant)


Dated:  September  15, 1997


Innovative Tech Systems, Inc.


By:\s\John M. Thompson
   -------------------
      John M. Thompson,
      President and Chief Operating Officer