Form 10-Q
period 1997-10-31
INNOVATIVE TECH SYSTEMS INC
filed 1997-12-15
CIK 824008

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the three months ended October 31, 1997

                       Commission File Number: 33-17856-C

                          INNOVATIVE TECH SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                  ILLINOIS                             65-0071222
        (State or other jurisdiction                 (IRS Employer
      of incorporation or organization           Identification Number)


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

                                  Class: Common

                   Outstanding at December 15, 1997: 10,888,456

                          INNOVATIVE TECH SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




 PART I - FINANCIAL INFORMATION                                                                PAGE(S)
                                                                                              --------
 Item 1.

  Balance Sheets as of October 31, 1997 and January 31, 1997                                       3

  Statements of Operations for the three months ended October 31, 1997 and 1996                    4

  Statements of Operations for the nine months ended October 31, 1997 and 1996                     5

  Statements of Cash Flows for the nine months ended October 31, 1997 and 1996                     6

  Notes to Consolidated Financial Statements                                                   7 - 8


Item 2.

  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                                   9 - 12


PART II - OTHER INFORMATION

Item 2.

   Changes in Security                                                                            13

Item 4.

   Submission of Matters to a Vote of Security Holders                                            13

Item 6.

   Exhibits and Reports on Form 8-K                                                               14

                          INNOVATIVE TECH SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                    OCTOBER 31,        JANUARY 31,
ASSETS                                                                                 1997               1997
                                                                                    -----------        -----------
                                                                                              (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                      $ 1,317,526        $ 1,787,561
     Accounts receivable, net                                                         5,111,656          3,514,541
     Inventory                                                                          212,989            264,205
     Officer advance                                                                    134,556             89,307
     Other current assets                                                               287,083             99,006
                                                                                    -----------        -----------
         Total current assets                                                         7,063,810          5,754,620

Property and equipment, net                                                           1,133,208            884,801
Computer software, net of accumulated amortization of $928,235 and $591,434 at
     October 31, 1997 and January 31, 1997                                            1,112,431          1,049,253
Other assets                                                                             94,536             77,637
                                                                                    -----------        -----------
         Total assets                                                               $ 9,403,985        $ 7,766,311
                                                                                    ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                              $    42,857        $    42,857
     Accounts payable                                                                 1,069,729            713,751
     Accrued liabilities                                                                101,909            128,656
     Accrued payroll and related costs                                                  219,474            118,526
     Deferred revenue                                                                 1,491,570            651,232
                                                                                    -----------        -----------
         Total current liabilities                                                    2,925,539          1,655,022

Long-term debt                                                                          225,000            257,143
                                                                                    -----------        -----------
         Total liabilities                                                            3,150,539          1,912,165
                                                                                    -----------        -----------

Commitments and contingent liabilities
Shareholders' equity:
     Senior Preferred stock, par value $.001; authorized 200,000,000 shares;
       issued and outstanding -0- shares as of October 31, 1997 and January 31,
       1997                                                                                  --                 --
     Common stock, par value $.0185; authorized 100,000,000 shares; issued and
       outstanding 10,888,456 as of October 31, 1997 and January 31, 1997               201,436            201,436
     Additional paid-in capital                                                       7,290,038          7,290,038
     Warrants                                                                         1,640,766            851,500
     Accumulated deficit                                                             (2,878,794)        (2,488,828)
                                                                                    -----------        -----------
         Total shareholders' equity                                                   6,253,446          5,854,146
                                                                                    -----------        -----------

         Total liabilities and shareholders' equity                                 $ 9,403,985        $ 7,766,311
                                                                                    ===========        ===========


    The accompanying notes are an integral part of the financial statements.

                          INNOVATIVE TECH SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 FOR THE THREE MONTHS ENDED,
                                             ------------------------------------
                                             OCTOBER 31, 1997    OCTOBER 31, 1996
                                             ----------------    ----------------
                                               (UNAUDITED)          (UNAUDITED)
Revenues:
     Software                                  $  2,016,963        $  1,026,506
     Hardware                                       533,080             335,394
     Services and support                         1,490,485           1,178,957
                                               ------------        ------------

         Total revenues                           4,040,528           2,540,857
                                               ------------        ------------

Cost of revenues:
     Software                                       135,154             184,138
     Hardware                                       285,592             207,944
     Services and support                         1,036,923             682,181
                                               ------------        ------------

         Total cost of revenues                   1,457,669           1,074,263
                                               ------------        ------------

Gross margin                                      2,582,859           1,466,594
                                               ------------        ------------

Operating expenses:
     Selling, general and administrative          2,101,520           1,605,580
     Research & development                         191,828             257,124
                                               ------------        ------------

         Total operating expenses                 2,293,348           1,862,704
                                               ------------        ------------

Income/(loss) from operations                       289,511            (396,110)

     Interest income                                  7,394               7,584
     Interest (expense)                              (6,515)             (1,341)
                                               ------------        ------------

Income/(loss) before income taxes                   290,390
                                                                       (389,867)
Provision for income taxes                               --                  --
                                               ------------        ------------

Net income/(loss)                              $    290,390        $   (389,867)
                                               ============        ============


Basic and diluted income/(loss)
 per common share                              $      0.03        $      (0.03)
                                               ============        ============

Weighted average shares outstanding-basic        10,888,456          11,717,997
                                               ============        ============

Weighted average shares outstanding-diluted      11,308,323          11,717,997
                                               ============        ============



    The accompanying notes are an integral part of the financial statements.

                          INNOVATIVE TECH SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   FOR THE NINE MONTHS ENDED,
                                             ------------------------------------
                                             OCTOBER 31, 1997    OCTOBER 31, 1996
                                             ----------------    ----------------
                                               (UNAUDITED)          (UNAUDITED)
Revenues:
     Software                                  $  4,507,718        $  2,018,641
     Hardware                                     1,734,104             659,556
     Services and support                         3,742,109           2,318,438
                                               ------------        ------------

         Total revenues                           9,983,931           4,996,635
                                               ------------        ------------

Cost of revenues:
     Software                                       433,926             254,924
     Hardware                                       999,334             430,533
     Services and support                         1,862,044           1,111,675
                                               ------------        ------------

         Total cost of revenues                   3,295,304           1,797,132
                                               ------------        ------------

Gross margin                                      6,688,627           3,199,503
                                               ------------        ------------

Operating expenses:
     Selling, general and administrative          5,551,592           3,134,444
     Research & development                         755,103             671,406
                                               ------------        ------------

         Total operating expenses                 6,306,695           3,805,850
                                               ------------        ------------

Income/(loss) from operations                       381,932            (606,347)

     Interest income                                 39,658              76,856
     Interest (expense)                             (22,290)             (2,600)
                                               ------------        ------------

Income/(loss) before income taxes                   399,300            (532,091)
Provision for income taxes                               --                  --
                                               ------------        ------------

Net income/(loss)                              $    399,300        $   (532,091)
                                               ============        ============


Basic and diluted income/(loss)
  per common share                            $       0.04        $      (0.04)
                                               ============        ============

Weighted average shares outstanding-basic        10,888,456          12,874,616
                                               ============        ============

Weighted average shares outstanding-diluted      11,027,529          12,874,616
                                               ============        ============


    The accompanying notes are an integral part of the financial statements.

                          INNOVATIVE TECH SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       FOR THE NINE MONTHS ENDED,
                                                                   ---------------------------------
                                                                     OCTOBER 31,         OCTOBER 31,
                                                                        1997                1996
                                                                   -------------       -------------
                                                                     (UNAUDITED)         (UNAUDITED)
Cash flows from operating activities:
     Net income (loss)                                              $   399,300        $  (532,091)
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                      554,652            329,697
     Loss on disposal of equipment                                       14,710                 --
     Changes in operating assets and liabilities:
       Accounts receivable                                           (1,597,115)          (449,668)
       Inventory                                                         51,216            (38,250)
       Advances - officers                                              (45,249)           (28,069)
       Other assets                                                    (188,077)           (31,883)
       Accounts payable                                                 355,978             80,743
       Accrued liabilities                                              (26,747)            (2,649)
       Accrued payroll and related costs                                100,948            (15,155)
       Deferred revenue                                                 840,338            122,575
                                                                    -----------        -----------
         Net cash provided by (used in) operating activities            459,954           (657,977)
                                                                    -----------        -----------

Cash flows from investing activities:
     Purchase of property and equipment                                (497,867)          (289,809)
     Purchase of software                                               (78,473)                --
     Capitalization of software development                            (321,506)           (53,052)
                                                                    -----------        -----------
         Net cash used in investing activities                         (897,846)          (342,861)
                                                                    -----------        -----------

Cash flows from financing activities:
     Warrant issuance                                                        --              1,350
     Repayment under line of credit                                          --           (371,341)
     Repayment of long-term debt                                        (32,143)          (659,295)
                                                                    -----------        -----------
         Net cash used in financing activities                          (32,143)        (1,029,286)
                                                                    -----------        -----------

         Net decrease in cash and cash equivalents                     (470,035)        (2,030,124)
Cash and cash equivalents, beginning of period                        1,787,561          2,815,742
                                                                    -----------        -----------

Cash and cash equivalents, end of period                            $ 1,317,526        $   785,618
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

2. PROPERTY AND EQUIPMENT:

Property and equipment comprised the following:

                                   October 31, 1997   January 31, 1997
                                   ----------------   ----------------
                                     (unaudited)

Computers and office equipment       $ 1,094,653        $   924,697
Furniture and fixtures                   462,661            388,356
Leasehold improvements                   358,301            218,058
Automobiles                               10,746             10,746
                                     -----------        -----------
                                       1,926,361          1,541,857
Less accumulated depreciation           (793,153)          (657,056)
                                     -----------        -----------

                                     $ 1,133,208        $   884,801
                                     ===========        ===========

3. INVENTORIES:

Inventories consist of hardware, accessories and repair parts that are purchased and resold to customers. Inventories are valued at cost, but not in excess of net realizable value. Cost is determined using the first-in, first-out method.

4. INCOME PER SHARE:

Income per common share is computed for each period based upon the weighted average number of common shares outstanding and dilutive common stock equivalents (using the treasury stock method). For purposes of this calculation, stock options and redeemable warrants are considered common stock equivalents in periods in which they have a dilutive effect. Basic and diluted income and loss per loss per share data are the same for each period presented. Diluted weighted average shares outstanding include share from the assumped exercise of the redeemable common stock purchase warrants.

In February, 1997 the FASB issued Statement of Financial Accounting Standards No. 128 (FAS 128), Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December, 1997. FAS 128 simplifies the standards for computing earnings per share previously found in

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


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

5. SIGNIFICANT CUSTOMERS

Revenues from significant customers as a percentage of total revenues were as follows:

                                                           For the nine months ended,
                                                 -----------------------------------------
    Customer                                     October 31, 1997         October 31, 1996
    -------------------------------------        ----------------         ----------------
    Customer A                                          9%                         --
    Customer B                                          7%                          6%
    Customer C                                          5%                         --
    Customer D                                          5%                         --
    Customer E                                          4%                         10%
    Customer F                                         --                           8%

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

7. 1994 STOCK OPTION PLAN:

On July 22, 1994, the shareholders of the Company approved the adoption of the 1994 Stock Option Plan which provides for the granting of options to purchase up to an aggregate of 975,000 shares of Common Stock. On November 7, 1994 975,000 options were granted at an exercise price equal to the market price of $1.67 per share. On February 25, 1997, the stock option committee of the board of directors approved an amendment of the plan, which was subject to shareholder approval, to increase the maximum number of shares issuable pursuant to the plan from 975,000 to 2,175,000. Approval was obtained at the 1997 annual shareholder meeting. See Item 4 for results of the voting.

8.   REVERSE SPLIT OF WARRANTS:

On September 30, 1997 the Company obtained consent from its warrant holders to effect a one-for-eight reverse split of the redeemable common stock purchase warrants and a one-for-twenty-nine and one-eighth reduction in the exercise price of the warrants. The total number of issued and outstanding redeemable common stock purchase warrants was reduced from 10,596,000 to 1,324,500 and the exercise price was reduced to $.08 from $2.33 per share. As a result the Company recorded an increase in warrants and accumulated deficit of $789,266.

9.   ACQUISITION:

Effective July 26, 1996 the Company acquired 100% of the outstanding common stock of Facility Management Systems, Inc. ("FMS"). Under the terms of the agreement, FMS shareholders received 50.114 shares of Innovation Tech common stock in exchange for each share of FMS common stock. This exchange ratio resulted in 645,619 shares of Innovation Tech common stock being issued to FMS shareholders. The acquisition was recorded using the purchase method of accounting. Upon completion of the purchase price allocation in the fourth quarter of fiscal 1997, the Company expensed $485,000 of the fair value of in-process development projects that had not reached technoligical feasibility and had no probable alternative future use.

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

OVERVIEW AND SIGNIFICANT EVENTS

The significant progress made during Fiscal 1997 has continued through for the third quarter and the first three quarters of Fiscal 1998, as Innovative Tech reported revenues of $4,040,528 for the three (3) months ended October 31, 1997 and $9,983,931 for the nine (9) months ended October 31, 1997. The continued revenue growth experienced by the Company continues to be the result of increased volume from its strategic marketing efforts and new product releases.

On July 26, 1996, a subsidiary of the Company acquired 100 percent of the outstanding Common Stock of Facility Management Systems, Inc. (FMS) of Chicago, Illinois in exchange for 645,619 shares of Innovative Tech common stock. FMS develops specialty software systems used in the management of facilities, utilizing hand-held data collection devices to monitor operating conditions and ensure regulatory compliance within a facility. FMS has changed its name to Innovative Tech Systems - Chicago ("ITS-C").

On April 11, 1996, the Company signed a seven (7) year strategic marketing agreement with Landis & Gyr (Europe) Corp., a Swiss-based provider of building performance and energy efficiency solutions, with $2.1 billion in annual revenues. Under the terms of the agreement, Landis & Gyr (Europe) Corp. will distribute and market Innovative Tech's SPAN-FM(TM) product line in Europe, South Africa, and the Near and the Middle East. The terms of the agreement in the initial year call for Landis & Gyr (Europe) Corp. to commit financial resources for revisions and enhancements to the SPAN-FM(TM) product line. During the remaining six (6) years of the contract, Innovative Tech is to receive royalties based on revenue generated from product distribution and sales of SPAN-FM(TM) by Landis & Gyr (Europe) Corp. in Europe. To date, SPAN-FM(TM) software has been translated into German, Swedish and Italian; a French translation is presently underway. Innovative Tech recognized $90,795 in revenues pursuant to the agreement for the nine (9) months ended October 31, 1997.

The Company also has signed a five (5) year OEM agreement with Intergraph Corporation to market, sell and distribute certain Innovative Tech software packages. The financial terms of the agreement provide for Innovative Tech to receive royalties on all sales of the SPAN-FM(TM) software by Intergraph Corporation. Pursuant to the agreement, Innovative Tech recognized royalties of $84,800 for the nine (9) months ended October 31, 1997. On September 12, 1997, this OEM agreement was amended so that Intergraph Corporation would be able to develop an exit and transition strategy. This strategy would enable Intergraph to discontinue the distribution of the SPAN-FM(TM) product line through Intergraph Software Solutions and transition all support of current SPAN-FM(TM) customers, certain services and all sales activities to Innovative Tech directly.

Also, the amendment calls for Intergraph to grant a perpetual royalty-free license to the current source code of the CAD Integrator for Microstation product. The parties also agreed to enter into good faith negotiations for possible separate marketing agreements with Intergraph sales organizations for Federal, U.S. and international markets. As part of the amendment, Intergraph Software Solutions also agreed not to reenter the facilities management market with a competing product for a period of two years. Intergraph Corporation paid a one-time maintenance fee of $115,300 for the calendar year 1997. The Company recognized $96,083 of maintenance revenue for the nine (9) months ended October 31, 1997. The Company does not believe that there will be a material adverse effect to revenue as a result of this transaction.

RESULTS OF OPERATIONS

FOR THE THREE (3) MONTHS ENDED OCTOBER 31, 1997 AND 1996

Total revenues for the three (3) months ended October 31, 1997 and 1996 were $4,040,528 and $2,540,857, respectively. Management attributes the increase to the release of the Windows(TM) version of its SPAN-FM(TM) product line and increased sales and marketing activities which generated a higher volume of sales transactions. Software revenues for the three (3) months ended October 31, 1997 increased by $990,457 or 97 percent over the same three (3) month period in fiscal 1997. For the three (3) months ended October 31, 1997 hardware revenues increased $197,686 over fiscal 1997 hardware revenues. Services and support revenues for the three (3) months ended October 31, 1997 increased $311,528 over the same three (3) month period in fiscal 1997.

The Company continues to provide services to the Department of Defense, and sales made by the Company to the Department of Defense constituted approximately 3 percent and 4 percent of the Company's total revenues for the three (3) months ended October 31, 1997 and 1996. The Company anticipates that sales to the United States Department of Defense will continue during fiscal year 1998. Such continued sales to the United States Department of Defense will arise as a result of the Company's performance of its obligations under existing agreements with the United States Department of Defense.

Cost of revenues were $1,457,669 and $1,074,263 for the three (3) months ended October 31, 1997 and 1996, respectively. Included within cost of revenues is hardware, software and accessories purchased by the Company and subsequently sold to customers, amortization of capitalized software, and salaries and wages of service and support personnel. Hardware purchases are made only as required under customer contracts. Therefore, the volume of hardware purchases may fluctuate significantly based upon specific contract requirements. Amortization of capitalized software for the three (3) months ended October 31, 1997 was $125,585 and $106,965 for the three (3) months ended October 31, 1996.

Selling, general and administrative expenses were $2,101,520 and $1,605,580 for the three (3) months ended October 31, 1997 and 1996, respectively. The increase in 1997 is due to increased wages resulting from hiring additional employees to support the Company's sales and marketing efforts. The increased sales and marketing efforts have resulted in increased revenues. Selling, general and administrative expenses as a percentage of revenues was 52 percent and 63 percent for the three (3) months ended October 31, 1997 and 1996, respectively.

Research & development expenses were $191,828 and $257,124 for the three (3) months ended October 31, 1997 and 1996, respectively.

FOR THE NINE (9) MONTHS ENDED OCTOBER 31, 1997 AND 1996

Total revenues for the nine (9) months ended October 31, 1997 and 1996 were $9,983,931 and $4,996,635, respectively. Management attributes the increase to the release of the Windows(TM) version of its SPAN-FM(TM) product line and increased sales and marketing activities which generated a higher volume of sales transactions, and the acquisition of ITS-C, which accounted for $3,776,712 or 38 percent of the revenues for the nine (9) months ended October 31, 1997.

Software revenues for the nine (9) months ended October 31, 1997 increased by $2,489,077 or 123 percent over the same nine (9) month period in fiscal 1997. Of this increase, $1,316,576 or 53 percent related to the ITS-C acquisition. Hardware revenues for the nine (9) months ended October 31, 1997 increased $1,074,548 over fiscal 1997 hardware revenues, which was due primarily to the acquisition of ITS-C. Services and support revenues increased by $1,423,671 over the same nine (9) month period in fiscal 1997. The majority of this increase related to the ITS-C acquisition.

The Company continues to provide services to the Department of Defense, and sales made by the Company to the Department of Defense constituted approximately 4 percent and 10 percent of the Company's total revenues for the nine (9) months ended October 31, 1997 and 1996. The Company anticipates that sales to the United States Department of Defense will continue during fiscal year 1998. Such continued sales to the United States Department of Defense will arise as a result of the Company's performance of its obligations under existing agreements with the United States Department of Defense.

Cost of revenues were $3,295,304 and $1,797,132 for the nine (9) months ended October 31, 1997 and 1996, respectively. Included within cost of revenues is hardware, software and accessories purchased by the Company and subsequently sold to customers, amortization of capitalized software, and salaries and wages of service and support personnel. Hardware purchases are made only as required under customer contracts. Therefore, the volume of hardware purchases may fluctuate significantly based upon specific contract requirements. The significant increase in fiscal 1998 is primarily attributable to the ITS-C acquisition. The ITS-C product line utilizes hand-held collection devices and accessories which are purchased and resold to customers. The cost of revenues for the nine (9) months ended October 31, 1997 included $1,487,112 related to sales of the ITS-C product line, which represents 45 percent of the fiscal 1998 total. Cost of revenues as a percentage of revenues was 33 percent and 36 percent for the nine months ended October 31, 1997 and 1996, respectively. Amortization of capitalized software development for the nine (9) months ended October 31, 1997 was $339,801 and $157,683 for the nine (9) months ended October 31, 1996.

Selling, general and administrative expenses were $5,551,593 and $3,134,444 for the nine (9) months ended October 31, 1997 and 1996, respectively. The increase in fiscal 1998 is due to increased wages incurred by the Company as a result of hiring additional employees to support the Company's sales and marketing efforts. The increased sales and marketing efforts have resulted in increased revenues. The increase in these types of expenses is also due to the ITS-C acquisition, which accounted for $1,837,576 or 33 percent of the fiscal 1998 total. Selling, general and administrative expenses as a percentage of revenues was 56 percent and 63 percent for the nine (9) months ended October 31, 1997 and 1996, respectively.

Research & development expenses were $755,103 and $671,406 for the nine (9) months ended October 31, 1997 and 1996, respectively. The Company capitalized $321,506 of software development cost during the nine (9) months ended October 31, 1997, which represents cost incurred after various products have reached technological feasibility.

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

For the nine (9) months ended October 31, 1997 the Company generated $459,954 from operations and utilized $897,846 for the purchases of property and equipment, software, software development and $32,143 for repayment of long-term debt.

Accounts receivable at October 31, 1997, increased by $1,597,115 from the January 31, 1997, balance. This increase is due primarily to the higher sales revenue in the third quarter than that of the fourth quarter of fiscal 1997. The Company has not experienced any material collection difficulties. Working capital at October 31, 1997 was $4,138,272. The Company had $267,857 of term debt at October 31, 1997.

For the nine (9) months ended October 31, 1996 the Company utilized $657,977 from operations, $342,861 for the purchases of property and equipment, software and $1,030,636 for repayment of long-term debt and line of credit.

Accounts receivable at October 31, 1996 increased by $449,668 from the January 31, 1996 balance. This increase is due primarily to the increased sales volume experienced for the nine months ended October 31, 1996. Working capital at October 31, 1996 was $2,466,986. The Company had no loans or notes payable at October 31, 1996.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

On September 30, 1997 the Company obtained consent from its warrant holders to effect a one-for-eight reverse split of the redeemable common stock purchase warrants and a one-for-twenty-nine and one-eight reduction in the exercise price of the warrants. The total number of issued and outstanding redeemable common stock purchase warrants was reduced from 10,596,000 to 1,324,500 and the exercise price was reduced to $.08 from the $2.33 per share. The trading symbol for the redeemable common stock purchase warrants is ITSYW.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A) Annual meeting of shareholders held on August 21, 1997: -

     1) Election of directors:

           Director                       For        Withheld
           -----------------------     ---------     --------

           Mark R. Hernick             9,704,771       99,210
           Julie Moore                 9,705,006       98,975
           John Smart                  9,703,506      100,475
           John Thompson               9,684,351      119,630
           William Thompson            9,684,351      119,630

     2) Amendment to Company's 1994 Stock Option Plan to increase the maximum number of shares authorized to be issued thereunder from 975,000 to 2,175,000:

                                                                Broker
                  For           Against         Abstain        Non Votes
               ---------        -------         -------        ---------
               4,442,157        627,132         145,341        4,589,351

     3) Ratification of the appointment of Price Waterhouse LLP as the Company's independent accountants:

                      For         Against      Abstain
                   ---------      -------      -------
                   9,760,096       19,350       24,535


B) Consent Solicitation, effective as of September 30, 1997 to approve an amendment to the existing Warrant Agreement to effect (a) a one-for-eight reverse split of all of the outstanding Redeemable Common Stock Purchase Warrants, and (b) a one-for-twenty-nine and one-eighth reduction in the exercise price of the Redeemable Common Stock Purchase Warrants. To be effective the Company needed to receive the consents of least 66-2/3 percent of the 10,596,000 outstanding Redeemable Common Stock Purchase Warrants.

                    Consent      Withheld       Abstain
                   ---------     --------       -------
                   8,751,056     291,236         47,720

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 of Regulation S-K.

         Item no. 4, Form of Redeemable Common Stock Purchase Warrant

         Item no. 27, Financial Data Schedule.

(b)      Reports on Form 8-K.

         None.

ITEM 10. MATERIAL CONTRACT - AMENDMENT TO INTERGRAPH AGREEMENT.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       INNOVATIVE TECH SYSTEMS, INC.
                                       -----------------------------
                                               (Registrant)




Dated:  December  15, 1997


Innovative Tech Systems, Inc.


By:\s\John M. Thompson
   ----------------------------
      John M. Thompson,
      President and Chief Operating Officer