Form 10-K405
period 1998-01-31
INNOVATIVE TECH SYSTEMS INC
filed 1998-05-01
CIK 824008

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended January 31, 1998

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

       Registrant's telephone number, including area code: (215) 441-5600
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

            Title of each class:
            --------------------
         Common Stock, $.0185 par value                       NASDAQ Small Cap, Boston and Pacific Stock Exchanges

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

                                  Yes X   No
                                     ----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on April 30, 1998, was approximately $32,660,744. Shares of Common Stock held by each officer and director of the Registrant, and by each person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                  Class: Common

                   Outstanding at April 30, 1998: 11,334,023

                                     PART I


ITEM 1. BUSINESS


THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE MATTERS DISCUSSED IN THIS FORM 10-K THAT ARE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT MANAGEMENT EXPECTATIONS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE IMPACT OF ECONOMIC CONDITIONS GENERALLY AND IN THE FACILITIES MANAGEMENT INDUSTRY; THE COMPETITIVE NATURE OF THE SOFTWARE DEVELOPMENT AND MARKETING INDUSTRY; DEPENDENCE ON THE COMPANY'S PROPRIETARY TECHNOLOGY; THE COMPANY'S ABILITY TO ENHANCE ITS EXISTING PRODUCTS AND DEVELOP AND INTRODUCE NEW PRODUCTS WHICH KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS IN THE MARKETPLACE; AND THE RISK OF UNAVAILABILITY OF ADEQUATE CAPITAL OR FINANCING.

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

On February 7, 1990, the Company acquired from Micro-Vector, Inc., a New York corporation, all copyrights, contracts, and source code to the following software products: space projections, vertical stacking, block studies, inventory, lease master, construction budgeting, and stacksheet. The products were acquired for a combination of cash, notes and common stock with registration rights (which rights have since expired).

Effective July 26, 1996, a subsidiary of the Company, Innovative Tech Systems, Inc. of Delaware, merged with Facility Management Systems, Inc. ("FMS"), an Illinois corporation. The former shareholders of Facility Management Systems, Inc. received 645,619 restricted shares of Innovative Tech common stock in connection with such merger. The FMS product line utilitizes hand-held collection devices and accessories which are purchased and resold to customers. At the end of 1998, Innovative Tech Systems, Inc. of Delaware was merged into Innovative Tech and the separate corporate existence of the subsidiary was terminated.

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

CAPITAL STRUCTURE

On July 26, 1994, the Company completed a public offering of 3,900,000 shares of its Common Stock and 5,400,000 Redeemable Warrants. In addition, the Company issued 130,000 non-redeemable warrants to the Underwriter. On August 2, 1994, the Company received proceeds of $6,043,433 from the offering. On September 14, 1994, the underwriter exercised the over-allotment option to purchase up to 585,000 additional shares of Common Stock and/or 810,000 Redeemable Warrants. An additional 472,920 shares of Common Stock and 810,000 Redeemable Warrants were purchased. The proceeds received by the Company were $743,534.

The shareholders of the Company approved a one-for-18.54 reverse stock split of all outstanding shares of Common Stock on July 22, 1994. The Board of Directors of the Company approved a three-for-one stock split of all outstanding shares of Common Stock and all outstanding Warrants on August 23, 1995. The three-for-one split was effective on September 18, 1995.

The shares of Common Stock and Redeemable Warrants are separately tradable. Each Redeemable Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $2.33 for a period of 60 months commencing on July 26, 1994. Each Redeemable Warrant is redeemable by the Company at a redemption price of $.083 per Redeemable Warrant commencing on October 26, 1995 upon not less than 30 days' prior written notice by the Company, provided that the average closing bid price of the Common Stock equals or exceeds $2.92 for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day immediately prior to the notice of redemption.

On September 30, 1997, the Company obtained consent from its warrant holders to effect a one-for-eight reverse split of the redeemable common stock purchase warrants and a one-for-twenty-nine and one-eighth reduction in the exercise price of the warrants. The total number of issued and outstanding redeemable common stock purchase warrants was reduced from 10,596,000 to 1,324,500 and the exercise price was reduced to $0.08 from $2.33 per share. As a result, the Company recorded an increase to warrants and accumulated deficit of $789,266.

The Company also has outstanding (1) non-redeemable warrants to purchase 390,000 common shares at $2.50 per share which expire July 25, 1999 and (2) warrants to acquire redeemable warrants to purchase 6,750 shares of common stock at a total exercise price of $.09 per share which expire July 25, 1999.

The following table summarizes certain information set forth herein with respect to warrants previously issued by the Company:



                                                        Underwriter's            Underwriter's
                                                        Non-Redeemable      Warrants Exercisable for       Redeemable
                                                     Warrants to purchase   Redeemable Common Stock       Common Stock
     Event                             Date             Common Stock           Purchase Warrants        Purchase Warrants
----------------                ------------------  --------------------    ------------------------    -----------------
1994 public offering               July 26, 1994            130,000                 180,000                  3,100,000

Exercise of Underwriter's
overallotment                   September 14, 1994                0                       0                    270,000
                                                            -------                --------                 ----------

Total Outstanding
following 1994 offering                  --                 130,000                  180,000                 3,370,000

3 for 1 stock split              September 18, 1995             X 3                      X 3                       X 3
                                                            -------                 --------                ----------
Conversions of certain                                      390,000                  540,000                10,110,000
Underwriter's warrants
by Underwriter                       1995/1996                    0                 (486,000)                  486,000
                                                            -------                 --------                ----------

Total Warrants
outstanding following
conversions                              --                 390,000                   54,000                10,596,000

Reverse 1 for 8 split of
outstanding Redeemable
Common Stock Purchase
Warrants                        September 30, 1997              N/A             divided by 8             divided by  8
                                                            -------                 --------                ----------

Warrants                         January 31, 1998           390,000                    6,750                 1,324,500
                                                            =======                 ========                ==========



All information contained in this form 10-K has been adjusted to give effect to the above stock and warrant splits.

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


COMPANY PRODUCTS/SERVICES - THE INNOVATIVE TECH SOLUTION

The Company and its subsidiaries have developed, field-tested and actively market an exclusive line of SPANoFM(TM) brand solutions, including SPANoFM(TM) software, the leading enterprise-wide Facilities Automation software. Also under the SPANoFM(TM) brand is the remote data collection systems product line, which includes Inspection Manager, FireProof(TM) and TourWatch(TM). These systems automate field data collection and management systems for operations, maintenance, security and fire safety applications. The Company believes that its integrated product line meets the needs of a wide range of users in the Facilities Automation marketplace.

SPANoFM(TM) applications are designed to be integrated with every other SPANoFM(TM) product as well as the individual client's existing core business systems. In addition, SPANoFM(TM) solutions may interface to various computer-aided design systems and other control systems. This universal connectivity is accomplished by developing SPANoFM(TM) products on an open system architecture in our software. In practical terms, this enables SPANoFM solutions to link with information throughout the organization, including financial and human resources databases. SPANoFM(TM) software solutions operate on Windows 3.1(R), Windows 95(R) or NT and can access Microsoft Access(R), Watcom(R), SQL Anywhere(R), Oracle 7.x(R), Microsoft SQL Server(R), and Sybase(R) databases stored on Novell, Windows NT or UNIX(R) servers, using ODBC or direct drivers. SPANoFM(TM) software is developed under PowerBuilder(R), widely recognized as the standard in client-server development tools.

SPANoFM(TM) solutions are compatible with most core business systems, and offer an integrated approach that spans all facilities management disciplines. This enables organizations to become fully integrated in a step-by-step approach, adding applications as growth demands. In addition, the SPANoFM(TM) brand series of products is one of the few existing Facilities Automation PC-based products that will run independent of an associated computer-aided design (CAD) package.

The SPANoFM(TM) family of products is primarily engineered for use by facility managers, space planners, architects, interior designers, asset managers, telecommunications and cable professionals, maintenance managers, and strategic planners. The Company's customers include Fortune 1000 companies, private and public corporations, healthcare organizations, municipal governments, domestic government agencies, international government agencies, universities and colleges, financial institutions, retail chains, facility management service providers, manufacturers, telecommunications providers and utilities.

COMPETITION

The Company competes with numerous companies. The Company is not aware of any published information as to the size of the Facilities Automation/CAFM/ computerized facilities management market in which the Company competes. Accordingly, the Company is unable to estimate its proportionate share of sales made in such market or the potential for growth in such market. Although the Company believes that there are no dominant competitors, the Company faces competition from many companies on a specific module basis. The Company's ability to compete favorably is, in significant part, dependent upon its ability to control costs, react timely and appropriately to short and long-term trends and competitively price its products and services. Firms compete in the facilities management industry based on product functionality, product reliability, price, performance characteristics, ease of product use, end-user support, distribution networks, and corporate reputation.

INTELLECTUAL PROPERTY RIGHTS

The Company's success is heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright law, patents and trade secret law to protect its proprietary technology. In most cases, the Company distributes its products under "shrink-wrap" software license agreements which grant end-users licenses to the Company's products and which contain various provisions to protect the Company's ownership of, and the confidentiality of, the underlying technology. The Company also requires its employees and other parties with access to its confidential information to execute agreements prohibiting the unauthorized use or disclosure of the Company's technology. Despite these precautions, it may be possible for a third party to misappropriate the Company's technology or to independently develop similar technology. In addition, "shrink-wrap" licenses, which are not signed by the end-user, may be unenforceable in certain jurisdictions.

The Company has made appropriate filings and registrations to obtain and protect the Company's significant trademarks and patents. Management believes that no single copyright, patent or technology license is material to the Company's business. Due to the rapid pace of technological innovation within the Facilities Automation industry, the Company's ability to establish and maintain a position of technological leadership in the Facilities Automation industry is more dependent upon the skills of its development personnel than upon the legal protection afforded its existing technology.

There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar or superior technology. Policing unauthorized use of the Company's software is difficult and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

The Company is not aware that any of its products infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company's business, operating results and financial condition.

PRODUCT DEVELOPMENT

The Company believes that its future success will depend upon its ability to enhance its existing products and develop and introduce new products that keep pace with technological developments in the marketplace and address the increasingly sophisticated needs of its end-users. The Company intends to continue to use its best efforts to expand its existing product offerings and to introduce new application products for the computer integrated facilities management industry. While the Company expects that certain of its new products will be developed internally, the Company may, based on timing and cost considerations, expand its product offerings through acquisitions.

The Company has, in the past, released enhanced versions of its software modules at least once each year, although there can be no assurances that this practice will continue. All of the Company's software modules share the same technological foundation, which makes the enhancement of the entire product line more efficient. Software enhancements to a product are usually driven by requests received from existing end-users or by interviews with certain key end-users, technological developments and by competitive analysis.

MARKETING AND DISTRIBUTION - THE INNOVATIVE TECH STRATEGY

The Company has identified several specific markets for the Company's SPANoFM(TM) brand of Facilities Automation software products, including any corporation with over 50,000 square feet of space or over 200 employees; approximately 10,000 design and architectural firms; and software resellers.

The Company pursues the following strategies with respect to the marketing and distribution of its products:

Direct Marketing. The Company currently attributes the majority of its revenues to direct sales generated by the Company's sales staff. The Company has expanded its direct sales staff by hiring regional sales representatives that operate from their homes with product shipment, support and customization being done from the Company's home office in Warminster, Pennsylvania and its regional offices in Chicago, Illinois; Walnut Creek, California; Huntsville, Alabama; and Winnipeg, Canada. The Company currently has regional sales representatives located in Los Angeles, California; New York, New York; Philadelphia, Pennsylvania; Atlanta, Georgia; Dallas, Texas; Herdon, Virginia; Fairfax, Virginia; and St. Charles, Illinois. During fiscal 1999, the Company plans to hire additional sales representatives throughout the United States and Canada. The Company has also instituted direct mail, trade journal, and telephone solicitation campaigns in order to develop new customers.

Indirect Marketing. Under the terms of an OEM agreement, Intergraph Corporation marketed, sold and distributed certain Innovative Tech software packages. The financial terms of the agreement provided for Innovative Tech to receive royalties on all sales of the SPANoFM(TM) software made by Intergraph Corporation. Pursuant to the agreement, Innovative Tech received royalties of $100,550, $398,832, and $214,558 for the years ended January 31, 1998, 1997, and
1996, respectively. In September, 1997, both parties mutually agreed to terminate the OEM agreement. In connection with such termination, Intergraph paid the Company a one time fee of $115,300, which was recognized as revenue for the fiscal year ended January 31, 1998.

Penetration of International Markets. On April 11, 1996, the Company signed a seven (7) year strategic marketing agreement with Elektrowatt AG Landis & Staefa (Europe), a Swiss-based provider of building performance and energy efficiency solutions, with approximately $2.1 billion in annual revenues. Under the terms of the agreement, Elektrowatt AG Landis & Staefa (Europe) will distribute and market Innovative Tech's SPANoFM(TM) product line in Europe, South Africa, and the Near and the Middle East. The terms of the agreement, in the initial year, call for Elektrowatt AG Landis & Staefa (Europe) to commit financial resources for revisions and enhancements to the SPANoFM(TM) product line. During the remaining six (6) years of the contract, Innovative Tech is to receive royalties based on revenue generated from product distribution and sales of SPANoFM(TM) by Elektrowatt AG Landis & Staefa (Europe) in Europe. As the new European partner of Innovative Tech, Elektrowatt AG Landis & Staefa (Europe) will also translate the SPANoFM(TM) software into the various languages used in the market area. To date, SPANoFM(TM) software has been translated into German, Swedish and Italian; a French translation is presently underway. Innovative Tech recognized $291,633 and $545,365 in revenues pursuant to the agreement for the years ended January 31, 1998 and 1997, respectively.

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

Custom Programming and Data Conversion. The Company offers custom programming services either for a negotiated fee or on an hourly basis. Included in these custom programming services are data conversion services that entail electronically converting data from one system into the SPANoFM(TM) database modules purchased by the end-user.

For the fiscal year ended January 31, 1998, revenues from software sales, hardware sales, and services and support were 54%, 15% and 31%, respectively, of total revenues. For the fiscal year ended January 31, 1997, revenues from software sales, hardware sales, and services and support were 41%, 13% and 46%, respectively, of total revenues. For the fiscal year ended January 31, 1996, revenues from software sales, hardware sales, and services and support were 52%, 1% and 47%, respectively, of total revenues.

SIGNIFICANT CUSTOMERS

Revenues from significant customers as a percentage of total revenues were as follows:

Customer                                       1998                      1997                      1996
--------                                       ----                      ----                      ----
Customer A                                     17%                        -                          -
Customer B                                     11%                        -                          -
Customer C                                      3%                        6%                        25%
Customer D                                      2%                        6%                        11%
Customer E                                      -                         1%                        16%


EMPLOYEES
As of January 31, 1998, the Company had 125 full-time employees and 7 part-time employees. None of the Company's employees are represented by labor unions and the Company believes that its employee relations are satisfactory.



(The remainder of this page is intentionally blank).

ITEM 2. PROPERTIES

The Company's principal corporate offices are located at 444 Jacksonville Road, Warminster, Pennsylvania, 18974. Under the terms of a five (5) year lease, dated as of June 1, 1995, the Company leases 20,000 square feet of office space, with the option to renew for two (2) successive additional terms of five (5) years. The building is owned and operated by Thompson Enterprises, L.P., a Pennsylvania limited partnership. William M. Thompson, John M. Thompson and Karen A. Thompson are the limited partners of Thompson Enterprises, L.P. William M. Thompson and John M. Thompson are executive officers and significant shareholders of the Company. Karen A. Thompson is an executive officer of the Company. William Thompson and John Thompson are brothers and Karen Thompson is their sister.

The Company's midwest regional office is located at 7250 N. Cicero Avenue, Chicago, Illinois, 60646. Under the terms of a five (5) year lease, dated as of February 1, 1995, the Company leases 9,612 square feet of office space, with the option to renew for one (1) term of five (5) years.

The Company's western regional office is located at 2175 N. California Boulevard, Suite 990, Walnut Creek, California, 94596. Under the terms of a twenty eight (28) month lease, dated as of October 1, 1996, the Company leases 3,444 square feet of office space.

The Company's Canadian regional office is located at 812 - 1661 Portage Avenue, Winnipeg, Manitoba, R3J 3T7. Under the terms of a five (5) year lease, dated as of May 1, 1997, the Company leases 2,840 square feet of office space.

The Company's Alabama regional office is located at 9238 Highway 20 West, Suites 1300A and 1400, Madison, Alabama, 35758. Under the terms of a five (5) year lease, dated as of March 1, 1998, the Company leases 4,313 square feet of office space, with the option to renew for two (2) terms of three (3) years.

Management of the Company believes that each of the facilities occupied by the Company is adequate to meet current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is a party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Management of the Company has reviewed all pending legal matters to which the Company is party and believes that the resolution of such matters will not have a significant adverse effect on the Company's financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to vote of security holders during the fourth quarter of the Company's fiscal year ended on January 31, 1998.



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

                                     Common Stock                       Redeemable Warrants
                                     ------------                       -------------------
                               High                 Low                High              Low
                               ----                 ---                ----              ---
FISCAL 1998

January 31, 1998              3-7/16               1-1/2              3-1/4             1-7/16
October 31, 1997              2-15/16              1-7/64             2-3/4             1
July 31, 1997                 1-35/64              3-1/32             2-1/2               3/4
April 30, 1997                2                    1-1/8              3-1/4             1

FISCAL 1997

January 31, 1997              2-3/8                1-1/4              5-1/4             1-1/2
October 31, 1996              3-1/2                1-3/4              7-3/4             2-3/4
July 31, 1996                 3-5/16               2                  9-1/2             3-3/4
April 30, 1996                4-3/8                3                 15-1/2             8


Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Effective September 30, 1997, the Company completed a one-for-eight reverse split of the redeemable common stock purchase warrants and a one-for-twenty-nine and one-eighth reduction in the exercise price of the warrants. All information in the above table has been adjusted giving retroactive effect to the warrant reverse split.

At April 30, 1998, the number of record holders of the Common Stock and Redeemable Warrants were 287 and 40, respectively. Such numbers of record owners was determined from the Company's shareholder records and do not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

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

RECENT SALES OF UNREGISTERED SECURITIES

On July 26, 1996, the Company issued 645,619 restricted shares of its Common Stock to the former shareholders of Facility Management Systems, Inc., in conjunction with the merger of Facility Management Systems, Inc. with and into the Company's wholly-owned subsidiary, Innovative Tech Systems, Inc. of Delaware. Since the transaction involved a limited number of former shareholders of the acquisition target who had ample access to all available information concerning the transaction and the Company, the shares of the Company's Common Stock were issued in reliance on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data of the Company as of and for each of the five years in the period ended January 31, 1998 are derived from the audited financial statements of the Company. The selected financial data should be read in conjunction with the financial statements of the Company and the related notes thereto included elsewhere in this Form 10-K.


                                                                     For the Year Ended January 31,
                                            ----------------------------------------------------------------------------------
                                                 1998            1997            1996            1995               1994
                                            ---------------- -------------- --------------- ---------------     --------------
STATEMENT OF OPERATIONS DATA (3):

Revenues                                        $15,082,742     $8,903,682      $2,784,965      $1,325,991         $1,686,203
Income (loss) from operations                       952,107       (460,658)     (1,226,194)       (902,591)           170,170
Net income (loss)                                   911,242       (364,183)       (858,174)     (1,088,851)(2)        138,653

Basic net income (loss)
   per common share (1)                                0.08          (0.03)          (0.08)          (0.13)(2)           0.02

Diluted net income (loss)
   per common share (1)                                0.08          (0.03)          (0.08)          (0.13)(2)           0.02


                                                                           As of January 31,
                                            ---------------- -----------------------------------------------------------------
BALANCE SHEET DATA (3):                          1998            1997            1996            1995               1994
                                            ---------------- -------------- --------------- ---------------     --------------
Cash and cash equivalents                       $ 3,438,319     $1,787,561      $2,815,742      $5,336,009          $ 226,022
Working capital                                   4,940,699      4,099,598       3,708,980       5,367,985            301,561
Total assets                                     11,100,586      7,766,311       5,854,423       6,506,306            724,060
Long-term obligations                               620,000        257,143             -               -                  -
Total liabilities                                 4,215,198      1,912,165         464,202         417,311            259,102
Cash dividends paid                                     -              -               -               -                  -
Shareholders' equity                              6,885,388      5,854,146       5,390,221       6,088,995            464,958


(1)  See Note 14 to the financial statements
(2) Includes an extraordinary loss on extinguishment of debt in 1995 of $262,392 or $.03 per common share
(3) Statement of operations data for 1997 includes the results of operations of Facility Management Systems, Inc. from the date of acquisition, and includes a $485,000 write-off of in-process research and development related to the acquisition. Balance sheet data for 1997 includes the accounts of Facility Management Systems, Inc. as of January 31, 1997.


(The remainder of this page is intentionally blank).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND SIGNIFICANT EVENTS

The significant progress made during Fiscal 1997 continued through Fiscal 1998, as the Company reported record revenues for the year ended January 31, 1998. The continued revenue growth experienced by the Company was the result of increased volume from its strategic marketing efforts and new product releases.

Hardware sales and related costs are recognized as units are delivered. Revenue from the licensing of computer software is recognized when the products are shipped provided there are no significant vendor obligations remaining and collection of the receivable is probable at the time all significant contractual commitments are fulfilled. Revenue under maintenance contracts is recognized ratably over the contract. Revenues from consulting and custom programming services are recognized as the services are performed. Revenue is reduced for estimated customer returns and allowances.

On July 26, 1996, the Company acquired Facility Management Systems, Inc. ("FMS"), a developer of specialty software systems used in the management of facilities, utilizing hand-held data collection devices to monitor operating conditions and ensure regulatory compliance within a facility. Current users of the systems include Ford Motor Company, Chrysler Corporation, and Pitney Bowes. The acquisition created a significant presence for the Company in the Midwestern United States.

On April 11, 1996, the Company signed a seven (7) year strategic marketing agreement with Elektrowatt AG Landis & Staefa (Europe), a Swiss-based provider of building performance and energy efficiency solutions, with approximately $2.1 billion in annual revenues. Under the terms of the agreement, Elektrowatt AG Landis & Staefa (Europe) will distribute and market Innovative Tech's SPANoFM(TM) product line in Europe, South Africa, and the Near and the Middle East. The terms of the agreement, in the initial year, call for Elektrowatt AG Landis & Staefa (Europe) to commit financial resources for revisions and enhancements to the SPANoFM(TM) product line. During the remaining six (6) years of the contract, Innovative Tech is to receive royalties based on revenue generated from product distribution and sales of SPANoFM(TM) by Elektrowatt AG Landis & Staefa (Europe) in Europe. As the new European partner of Innovative Tech, Elektrowatt AG Landis & Staefa (Europe) will also translate the SPANoFM(TM) software into the various languages used in the market area. To date, SPANoFM(TM) software has been translated into German, Swedish and Italian; a French translation is presently underway. Innovative Tech recognized $291,633 and $545,365 in revenues pursuant to the agreement for the years ended January 31, 1998 and 1997, respectively.


Under the terms of an OEM agreement, for several years Intergraph Corporation marketed, sold and distributed certain Innovative Tech software packages. The financial terms of the agreement provided for Innovative Tech to receive royalties on all sales of the SPANoFM(TM) software by Intergraph Corporation. Pursuant to the agreement, Innovative Tech received royalties of $100,550, $398,832, and $214,558 for the years ended January 31, 1998, 1997, and 1996, respectively. In September, 1997, both parties mutually agreed to terminate the OEM agreement. In connection with such termination, Intergraph paid the Company a one time fee of $115,300, which was recognized as revenue for the fiscal year ended January 31, 1998.


RESULTS OF OPERATIONS

Total revenues for the fiscal years ended January 31, 1998, 1997 and 1996 were $15,082,742, $8,903,682 and $2,784,965, respectively. Management attributes the current year increase to the release of the Windows(TM) version of its SPANoFM(TM) product line and increased sales and marketing activities, which generated a higher volume of sales transactions and its single largest order of approximately $2,300,000.

Fiscal 1998 software revenues increased $4,502,026 or 125% over fiscal 1997 software revenues, of which 51% was from the single largest order. Fiscal 1998 hardware revenues increased $1,108,664 or 95% over fiscal 1997 hardware which included FMS for the full fiscal year. Fiscal 1998 services and support revenues increased $568,370 or 14% over fiscal 1997 services and support revenues.

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

Though some revenues are generated through sales to some significant customers, the Company does not rely on any one significant customer. If the Company was to lose some of these customers, the Company feels that the effect on its financial position and continuing operations would be minimal.

Cost of revenues were $4,295,534, $3,121,428 and $1,001,157 for fiscal years 1998, 1997 and 1996, respectively. Included within cost of revenues are hardware, software and accessories purchased by the Company and subsequently sold to customers, amortization of capitalized software, and salaries and wages of service and support personnel. Hardware purchases are made only as required under customer contracts. Therefore, the volume of hardware purchases may fluctuate significantly based upon specific contract requirements. The increase from 1997 to 1998 is mainly attributable to the growth in sales made by the Company, which can be evidenced through its increase in revenues. The significant increase in fiscal 1997 is primarily attributable to the FMS acquisition. The FMS product line utilizes hand-held collection devices and accessories which are purchased and resold to customers. The fiscal 1997 cost of revenues included $977,473 related to sales of the FMS product line, which represents 31% of the fiscal 1997 total. Cost of revenues as a percentage of revenues was 29%, 35% and 36% for fiscal years 1998, 1997 and 1996, respectively.

Selling, general and administrative expenses were $8,730,088, $4,963,942 and $2,585,587 for fiscal years 1998, 1997 and 1996, respectively. The increases in fiscal years 1998 and 1997 are due to increased wages incurred by the Company as a result of hiring additional employees to support the Company's development, sales and marketing efforts. The increased development and marketing efforts have resulted in increased revenues. The increase in these types of expenses in 1997 is also due to the FMS acquisition, which accounted for $1,459,383 or 29% of the fiscal 1997 total. Selling, general and administrative expenses as a percentage of revenues was 58%, 56% and 93% for fiscal years 1998, 1997 and 1996, respectively.

Research & development expenses were $1,105,013, $793,970 and $424,415 for fiscal years 1998, 1997 and 1996, respectively. The 1997 amount includes $107,498 or 14% related to the FMS acquisition. The Company expensed $485,000 of in-process research and development acquired as part of the acquisition of FMS. This one-time charge resulted in the Company reporting a loss in fiscal 1997 (see note 12 to the consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have related to and are expected to continue to relate to capital investments and working capital requirements. The Company has met its liquidity needs over the last three (3) years primarily through funds provided by the issuance of Common Stock in an underwritten public offering. On January 30, 1997, the Company obtained a $1.5 million bank line of credit. The line is payable on demand and bears interest at the rate of prime plus 1/4%. There were no borrowings outstanding under the line of credit on January 31, 1998. On February 9, 1998, the Company entered into a Letter of Credit for $102,600 which is supported by the Line of Credit. The Company believes that cash provided by operating activities and the available bank line of credit should be adequate for its presently foreseeable working capital and capital investment requirements.

The Company's cash position at January 31, 1998, increased $1,650,758 or 92% from the January 31, 1997 balance. The increase was primarily attributable to a collection of a $1,278,000 trade receivable on January 23, 1998 from one of the Company's customers. During the year ended January 31, 1998, the Company purchased approximately $751,000 in property and equipment.

The Company's cash position at January 31, 1997, decreased $1,028,181 or 37% from the January 31, 1996 balance. The decrease was primarily attributable to $830,044 used in operations to support the Company's ongoing product development efforts and increased sales and marketing activities. In addition, the Company repaid $568,721 of long-term debt and $421,342 of short-term borrowings under a line of credit agreement of its wholly-owned subsidiary, the former Facility Management Systems, Inc. The Company also purchased $223,061 of property and equipment.

The Company's cash position at January 31, 1996, decreased $2,520,267 or 47% from the January 31, 1995 balance. The decrease was primarily attributable to $1,521,134 used in operations to support the Company's product development efforts, and increased advertising and marketing activities. Advertising and marketing activities accounted for $469,552 of the decrease. In addition, the Company purchased $391,541 of property and equipment, relating primarily to equipment used by the Company in the development of its products, as well as leasehold improvements to the Company's corporate headquarters.

Accounts receivable, net at January 31, 1998, increased $835,161 from the January 31, 1997 balance. This increase is due primarily to the increased sales volume experienced during the year, especially during the fourth quarter. The Company has not experienced any material collection difficulties. Working capital at January 31, 1998 was $4,940,699. Also, the Company paid off its $300,000 term loan and entered into a new $775,000 term loan in January, 1998. The balance of the new term loan at January 31, 1998 was $775,000.

Accounts receivable, net at January 31, 1997 increased $2,232,834 from the January 31, 1996 balance. This increase is due primarily to the increased sales volume experienced during the year, and the acquisition of FMS. The Company has not experienced any material collection difficulties. Working capital at January 31, 1997 was $4,099,598. At January 31, 1997, the Company had a term loan in the amount of $300,000 outstanding.

Accounts receivable, net at January 31, 1996 increased $897,289 from the January 31, 1995 balance. This increase is due primarily to the increased sales volume experienced in the third and fourth quarters of fiscal 1996. Working capital at January 31, 1996 was $3,708,980. The Company had no loans or notes outstanding at January 31, 1996.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 ("Y2K") Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, process billing, or engage in similar normal business activities.

All software and hardware manufactured and sold by the Company is Y2K compliant. Furthermore, based on an assessment done by the Company's Information Systems department, it was determined that the Company will not need to modify or replace significant portions of its internal software or hardware so that its systems will properly utilize dates beyond December 31, 1999.

The Company is also in the process of initiating formal communications with all of its significant suppliers to determine where the Company could be vulnerable if they do not correct their own Y2K issues. At this time, it is too soon to estimate the potential impact that could occur if the Company's suppliers do not correct their own Y2K issues.


IMPACT OF INFLATION

The Company can increase its prices to counter the effects of inflation. By doing so, inflation should have little effect on net sales and on income from continuing operations for new sales. However, for sales made in the past where prices are fixed for a period of time, inflation may adversely affect the Company's earnings in the future. The effect of inflation on the Company's financial position has not been significant to date.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this discussion and analysis are forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers that potential risks and uncertainties include, without limitation, the impact of economic conditions generally and in the facilities management industry; the competitive nature of the software development and marketing industry; dependence on the Company's proprietary technology; the Company's ability to enhance its existing products and develop and introduce new products which keep pace with technological developments in the marketplace; and the risk of unavailability of adequate capital or financing. Any of the preceding factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Company's Financial Statements, and Notes to Financial Statements, are attached hereto as pages F-3 to F-17.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                 Page(s)
                                                                                                                 -------
  Reports of Independent Accountants                                                                            F-1 - F-2


  Consolidated Financial Statements:

        Balance Sheets, as of January 31, 1998 and 1997                                                            F-3

        Statements of Operations for the years ended January 31, 1998, 1997 and  1996                              F-4

        Statements of Cash Flows for the years ended January 31, 1998, 1997 and 1996                               F-5

        Statements of Changes in Shareholders' Equity for the years ended January 31, 1998,
        1997 and 1996                                                                                              F-6

        Notes to Consolidated Financial Statements                                                              F-7 - F-17


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

The Registrant disputes the accuracy of the statement made in the letter of Coopers & Lybrand, L.L.P. (Exhibit 16.1(a) hereto) concerning the resignation of Coopers & Lybrand, L.L.P. prior to its dismissal. It is the Registrant's position that Coopers & Lybrand, L.L.P. did not notify the Registrant's president of its intention to resign until after Coopers & Lybrand, L.L.P. had been notified that the Registrant's letter of dismissal had been sent. Written confirmation as to the termination of the client-auditor relationship between the Registrant and Coopers & Lybrand, L.L.P. was not issued by Coopers & Lybrand, L.L.P. until November 27, 1996 (a copy of which is attached hereto as Exhibit 16.1(b)). The Registrant did not receive any other form of written notification from Coopers & Lybrand, L.L.P. concerning its resignation as the Registrant's principal accountant.

The decision to change accountants was approved by the Registrant's Board of Directors. The former accountant's report on the Registrant's financial statements for either of the past two years did not contain an adverse opinion or a disclaimer of opinion, nor was either report qualified as to uncertainty, audit scope or accounting principles.

It is the Registrant's position that, during the Registrant's two most recent fiscal years and subsequent interim periods, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports. The Registrant takes exception to the "reportable event" noted in the letter of Coopers & Lybrand, L.L.P. (a copy of which is attached hereto as Exhibit 16.1(a)) for the following reasons:

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

On March 3, 1997 the Company engaged Price Waterhouse LLP as its independent accountants to audit the Company's consolidated financial statements for the year ended January 31, 1997. During the two fiscal years ended January 31, 1996 and the interim periods of fiscal 1997 prior to engaging Price Waterhouse LLP, the Registrant did not consult with Price Waterhouse LLP on any matters.




(The remainder of this page is intentionally blank.)

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company are as follows:

    Name                                    Age                       Position
    ----                                    ---                       --------
William M. Thompson                          39         Chairman, Chief Executive Officer and Director

John M. Thompson                             36         President,  Chief Operating Officer,  Chief Financial  Officer,  Treasurer
                                                        and Director

Karen A. Thompson                            32         Executive Vice President of Information Services and Secretary

John R. Smart                                33         Executive Vice President of Strategic Marketing and Director

Mark R. Hernick                              35         Director

Julie Moore                                  38         Director



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

JOHN M. THOMPSON

Mr. Thompson has served as the Company's Treasurer and Director since January, 1990, as the Company's Secretary from January, 1990 to March, 1995, as the Company's Chief Operating Officer since June, 1994, and as the Company's President since March, 1995. Mr. Thompson has also been serving as the Company's Chief Financial Officer since June, 1997 and he also filled this role from January, 1990 to June 1994. From April, 1989 to January, 1990, Mr. Thompson served as Treasurer and Director of Innovative Tech Systems, Inc., a Pennsylvania corporation. Mr. Thompson served as Vice President of Finance for Philadelphia Ship Maintenance Co., Inc. from July, 1988 through April, 1989 and as that company's Controller from June, 1984 to May, 1987. Mr. Thompson has also served as Controller for Display Corporation of America and as a staff accountant for Manufacturers Hanover Financial Services, Inc.

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

MARK R. HERNICK

Mr. Hernick has served as a Director of the Company since May, 1994. Mr. Hernick is currently a Partner and Vice-President of the Display Division of Showtime Enterprises, Inc. Showtime Enterprises is engaged in the design and production of Point of Purchase displays, Tradeshow exhibits, Museums, Retail environments, Merchandising fixtures and Premium/Incentive programs with facilities in Philadelphia, Atlanta and Boston. Previously, Mr. Hernick was Vice President of Sales and Marketing for the display division of Art Guild, Inc. Mr. Hernick had been with Art Guild, Inc. from November, 1987 to November, 1997, directing all sales and marketing activities for the firm, which designs and produces custom point-of-purchase displays, store fixtures, mall kiosks, trade show and museum exhibits and showrooms. Mr. Hernick is also a Vice President, and a director, of Spinnaker Solutions, Inc., which is engaged in the design, development, supply and use of industrial coatings.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended January 31, 1998, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.




(The remainder of this page is intentionally blank.)

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid by the Company during the three years ended on January 31, 1998 to its Chief Executive Officer and its other Executive Officers.


                           SUMMARY COMPENSATION TABLE

                                                                                                                      Options
Name and Principal Position                                      Year              Salary              Bonus          Granted
---------------------------                                      ----              ------              -----          -------
William M. Thompson                                              1998            $110,000            $75,000          50,000
CHAIRMAN AND CHIEF EXECUTIVE OFFICER                             1997            $110,000                --              --
AND DIRECTOR                                                     1996            $110,000                --              --

John M. Thompson                                                 1998            $110,000            $75,000          50,000
PRESIDENT, CHIEF OPERATING OFFICER, CHIEF                        1997            $110,000                --              --
FINANCIAL OFFICER, TREASURER AND DIRECTOR                        1996            $110,000                --              --

John R. Smart                                                    1998            $ 90,000            $35,000          93,500
EXECUTIVE VICE PRESIDENT OF STRATEGIC                            1997            $ 65,000                --              --
MARKETING AND DIRECTOR                                           1996            $ 65,000                --              --

Karen A. Thompson                                                1998            $ 90,000            $25,000         150,000
EXECUTIVE VICE PRESIDENT OF INFORMATION                          1997            $ 65,000                --              --
SERVICES AND SECRETARY                                           1996            $ 65,000                --              --


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

During the past three fiscal years of the Company, none of the above named executives exercised any stock options granted by the Company.

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

Name and Address                                       Amount and Nature
of Beneficial Owner                               of Beneficial Ownership(1)           Percentage Ownership of Class(2)
-------------------                               --------------------------           --------------------------------
William M. Thompson(3)
  444 Jacksonville Road
  Warminster, PA  18974                                    2,939,629                                 26.45%
John M. Thompson(3)
  444 Jacksonville Road
  Warminster, PA  18974                                    2,227,657                                 20.04%
Karen A. Thompson(5)
  444 Jacksonville Road
  Warminster, PA  18974                                      182,361                                  1.65%
John R. Smart(5)
  444 Jacksonville Road
  Warminster, PA  18974                                      166,989                                  1.51%
Julie Moore(4)
  444 Jacksonville Road
  Warminster, PA  18974                                        2,022                                  0.02%
Mark R. Hernick
  444 Jacksonville Road
  Warminster, PA  18974                                        1,617                                  0.01%
Executive Officers and
  Directors as a group (six
  persons)(6)                                              4,547,375                                 39.07%


(1) Except as otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.
(2) The percentages have been calculated on the basis of treating as outstanding, for a particular holder, all shares of the Common Stock outstanding on said date and all shares of Common Stock issuable to such holder in the event of exercise or conversion of outstanding options, warrants and convertible securities owned by such holder at said date which are exercisable or convertible within 60 days of such date.
(3) Includes 972,900 shares of Common Stock owned of record by three outside investors who purchased such shares in a Private Placement completed by the Company in 1994. William M. Thompson and John M. Thompson have sole voting power with respect to such shares pursuant to voting agreements executed by the three outside investors. These voting agreements expire on the earlier to occur of (a) January 1, 2008, (b) a transfer of the underlying shares in a transaction registered under the Securities Act of 1933 and (c) a transfer of the underlying shares in a transaction pursuant to Rule 144 promulgated under the Securities Act of 1933. Also includes 225,000 vested stock options.
(4) Includes 1,617 shares of Common Stock owned by Ms. Moore's husband as to which Ms. Moore disclaims beneficial ownership.
(5) Includes 150,000 vested stock options.
(6) Includes 972,900 shares of Common Stock owned of record by three outside investors who purchased such shares in the Private Placement. William M. Thompson and John M. Thompson have sole voting power with respect to such shares pursuant to voting agreements executed by the three outside investors. Also includes 750,000 vested stock options and 1,617 shares of Common Stock owned by Ms. Moore's husband as to which Ms. Moore disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


On September 1, 1995, the Company moved its headquarters to 444 Jacksonville Road, Warminster, Pennsylvania, 18974. The Company has a five year lease for 20,000 square feet of office space. The annual rent is $270,000. The building is owned and operated by Thompson Enterprises, L.P., a Pennsylvania limited partnership. William M. Thompson, John M. Thompson and Karen A. Thompson are the limited partners of Thompson Enterprises, L.P. William M. Thompson and John M. Thompson are executive officers and significant shareholders of the Company. Karen A. Thompson is an executive officer of the Company. William Thompson and John Thompson are brothers and Karen Thompson is their sister.




 (The remainder of this page is intentionally blank.)

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



     (a).   Documents filed as a part of this Report:

         (1)   Consolidated Financial Statements

               Reports of Independent Accountants; Balance Sheets; Statements of Operations; Statements of Cash Flows; Statements of Stockholders' Equity; and Notes to Consolidated Financial Statements

         (2)   Financial Statement Schedules - not applicable



     (b).   Reports on Form 8-K

               None.

     3.   EXHIBITS

                   Number                                            Description
                   ------                                            -----------
                      3.1      Articles of Incorporation, as amended.+
                      3.2      By-Laws.+
                      4.1      Form of Redeemable  Warrant Agreement entered into between the Company,
                               A. S. Goldmen & Co., Inc. and the Warrant Agent.+
                      4.2      Amendment to Redeemable  Warrant Agreement entered into between the Company,
                               A. S. Goldmen & Co., Inc. and the Warrant Agent.*
                      4.3      Specimen of Common Stock Certificate.+
                      4.4      Specimen of New Redeemable Common Stock Purchase Warrant Certificate.#
                      4.5      Form of Selling Security Holders' Subscription Agreement and Warrant Certificate.+
                      4.6      Form of Underwriter's  Warrant Agreement entered into between the Company and
                               A. S. Goldmen & Co., Inc.
                      9.1      Voting Trust Agreements executed by investors in Private Placement.+
                     10.1      Employment Agreement with William M. Thompson.+
                     10.2      Employment Agreement with John M. Thompson.+
                     10.3      1994 Stock Option Plan, as amended January 31, 1998.*
                     10.4      Lease with Thompson Enterprises, L.P.*
                     10.5      Form of Consulting Agreement with Underwriter.+
                     10.6      Elektrowatt AG Landis & Staefa (Europe) Agreeement.(PHI)
                     10.7      Agreement and Plan of Merger, dated as of May 31, 1996, between Innovative Tech Systems, Inc. and
                               Facility Management Systems, Inc.@
                  16.1(a)      Letter Regarding Change in Certifying Accountant.(PHI)
                  16.1(b)      Letter Regarding Change in Certifying Accountant.(PHI)
                     21.1      List of Subsidiaries.*
                     23.1      Consent of Price Waterhouse LLP.*
                     23.2      Consent of Coopers & Lybrand L.L.P.*
                     27.1      Financial Data Schedule.*


                            +  Incorporated by reference to Company's Registration Statement on Form SB-2 (File  No. 33-78940).
                         (psi) Incorporated by reference to Company's 1995 Form 10-K (File No. 33-17856-C).
                         (phi) Incorporated by reference to Company's 1996 Form 10-K (File No. 33-17856-C).
                            @  Incorporated by reference to Company's Form 8-K dated August 9, 1996.
                         (PHI) Incorporated by reference to Company's Form 8-K/A dated January 6, 1997.
                            #  Incorporated by reference to Company's Form 10-Q dated October 31, 1997.
                            *  Filed herewith.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



INNOVATIVE TECH SYSTEMS, INC.


     By: /s/ William M. Thompson
         -----------------------
          William M. Thompson
          Chairman and Chief Executive Officer

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


Signatures                                    Titles                                           Date
----------                                    ------                                           ----

/s/ William M. Thompson        Chairman, Chief Executive                                   April 30, 1998
-----------------------        Officer and Director (Principal
    William M. Thompson          executive officer)

/s/ John M. Thompson           President, Chief Operating                                  April 30, 1998
--------------------             Officer, Chief Financial Officer, Treasurer
    John M. Thompson             and Director

/s/ John R. Smart              Executive Vice President and  Director                      April 30, 1998
-----------------
    John R. Smart

/s/ Mark R. Hernick            Director                                                    April 30, 1998
-------------------
    Mark R. Hernick

/s/ Julie Moore                Director                                                    April 30, 1998
---------------
    Julie Moore


                        Report Of Independent Accountants



To the Board of Directors and
Shareholders of Innovative Tech Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Innovative Tech Systems, Inc. and its subsidiaries as of January 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP






Philadelphia, Pennsylvania
April  27, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Innovative Tech Systems, Inc.:


We have audited the accompanying statements of operations, changes in shareholders' equity and cash flows of Innovative Tech Systems, Inc. for the year ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Innovative Tech Systems, Inc., for the year ended January 31, 1996, in conformity with generally accepted accounting principles.



                                                       COOPERS & LYBRAND, L.L.P.



2400 Eleven Penn Center

Philadelphia, Pennsylvania

April 2, 1996

                          INNOVATIVE TECH SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                            JANUARY 31,
                                                                                  ------------------------------
ASSETS                                                                                 1998            1997
                                                                                  ---------------  -------------
Current assets:
     Cash and cash equivalents                                                     $  3,438,319      $ 1,787,561
     Accounts receivable, net                                                         4,349,702        3,514,541
     Inventory                                                                          314,320          264,205
     Officer advance                                                                     85,727           89,307
     Deferred taxes                                                                     152,000              --
     Other current assets                                                               195,829           99,006
                                                                                   ------------      -----------
          Total current assets                                                        8,535,897        5,754,620

Property and equipment, net                                                           1,340,463          884,801
Computer software, net of accumulated amortization of
     $1,053,498 and $591,434 at January 31, 1998 and 1997                             1,138,876        1,049,253
Other assets                                                                             85,350           77,637
                                                                                   ------------      -----------
          Total assets                                                             $ 11,100,586      $ 7,766,311
                                                                                   ============      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                             $    155,000      $    42,857
     Accounts payable                                                                   745,005          713,751
     Accrued liabilities                                                                248,477          128,656
     Accrued income taxes                                                               217,000              --
     Accrued payroll and related costs                                                  479,746          118,526
     Deferred revenue                                                                 1,749,970          651,232
                                                                                   ------------      -----------
          Total current liabilities                                                   3,595,198        1,655,022

Long-term debt                                                                          620,000          257,143
                                                                                   ------------      -----------
          Total liabilities                                                           4,215,198        1,912,165
                                                                                   ------------      -----------

Commitments and contingent liabilities
Shareholders' equity:
     Senior Preferred stock, par value $.001; authorized 200,000,000 shares;
       issued and outstanding -0- shares as of January 31, 1998 and 1997, respectively
     Common stock, par value $.0185; authorized 100,000,000 shares; issued and outstanding 10,888,456 as of January 31, 1998 and 1997,
       respectively                                                                     201,436          201,436
     Additional paid-in capital                                                       7,410,038        7,290,038
     Warrants                                                                         1,640,766          851,500
     Accumulated deficit                                                             (2,366,852)      (2,488,828)
                                                                                   ------------      -----------
          Total shareholders' equity                                                  6,885,388        5,854,146
                                                                                   ------------      -----------

          Total liabilities and shareholders' equity                               $ 11,100,586      $ 7,766,311
                                                                                   ============      ===========


    The accompanying notes are an integral part of the financial statements.

                          INNOVATIVE TECH SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                FOR THE YEARS ENDED JANUARY 31,
                                                                      ---------------------------------------------------
                                                                        1998                 1997                1996
                                                                      -----------         -----------         -----------
Revenues:
     Software                                                         $ 8,101,028         $ 3,599,002         $ 1,459,671
     Hardware                                                           2,280,103           1,171,439              16,493
     Services and support                                               4,701,611           4,133,241           1,308,801
                                                                      -----------         -----------         -----------
          Total revenues                                               15,082,742           8,903,682           2,784,965
                                                                      -----------         -----------         -----------

Cost of revenues:
     Software                                                             512,020             442,776             154,516
     Hardware                                                           1,311,003             747,790              10,429
     Services and support                                               2,472,511           1,930,862             836,212
                                                                      -----------         -----------         -----------
          Total cost of revenues                                        4,295,534           3,121,428           1,001,157
                                                                      -----------         -----------         -----------

Gross margin                                                           10,787,208           5,782,254           1,783,808

Operating expenses:
     Selling, general and administrative                                8,730,088           4,963,942           2,585,587
     Research & development                                             1,105,013             793,970             424,415
     Write-off of in-process research and development                         --              485,000                 --
                                                                      -----------         -----------         -----------
          Total operating expenses                                      9,835,101           6,242,912           3,010,002
                                                                      -----------         -----------         -----------

Income (Loss) from operations                                             952,107            (460,658)         (1,226,194)

     Interest income                                                       56,363              99,073             368,020
     Interest expense                                                     (32,228)             (2,598)                 --
                                                                      -----------         -----------         -----------

Income (Loss) before income taxes                                         976,242            (364,183)           (858,174)
Provision for income taxes                                                 65,000                 --                  --
                                                                      -----------         -----------         -----------
Net Income (Loss)                                                     $   911,242         $  (364,183)        $  (858,174)
                                                                      ===========         ===========         ===========

Basic per share data:
   Basic earnings per share                                           $      0.08         $     (0.03)        $     (0.08)

   Weighted average common stock outstanding                           10,888,456          10,569,089          10,227,837

Diluted per share data:
   Diluted earnings per share                                         $      0.08         $     (0.03)        $     (0.08)

   Average common stock and dilutive securities outstanding            11,583,382          10,569,089          10,227,837


    The accompanying notes are an integral part of the financial statements.

                          INNOVATIVE TECH SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               FOR THE YEARS ENDED JANUARY 31,
                                                                   --------------------------------------------------------
                                                                       1998                 1997                  1996
                                                                   ------------         ------------          -------------
Cash flows from operating activities:
  Net income (loss)                                                $    911,242         $   (364,183)         $   (858,174)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization                                      745,407              458,227               208,348
     Write-off of in-process research and development                       --               485,000                   --
     Loss on disposal of equipment                                       12,420                   52                   764
     Stock based compensation                                           120,000                  --                    --
     Bad debt expense                                                   223,069               35,366                 5,000
     Changes in operating assets and liabilities, net
       of effects from acquisition:
       Accounts receivable                                           (1,058,230)          (1,736,964)             (902,289)
       Inventory                                                        (50,115)            (151,502)                  --
       Advances - officers                                                3,580              (39,386)              (35,052)
       Due from related party                                               --                   --                 50,000
       Other assets                                                    (104,536)             (65,331)              (21,822)
       Accounts payable                                                  31,254              394,043                27,502
       Accrued liabilities                                              119,821               (4,958)              (34,920)
       Accrued income taxes                                             217,000                  --                     --
       Accrued payroll and related costs                                361,220              (19,634)               46,678
       Deferred revenue                                               1,098,738              179,226                (7,169)
       Deferred income taxes                                           (152,000)                 --                     --
                                                                   ------------         ------------          ------------

          Net cash provided by (used in)
            operating activities                                      2,478,870             (830,044)           (1,521,134)
                                                                   ------------         ------------          ------------
Cash flows from investing activities:
  Purchase of property and equipment                                   (751,425)            (223,061)             (391,541)
  Proceeds from disposal of equipment                                       --                    80                 4,173
  Purchase of software                                                 (230,181)                 --                    --
  Capitalization of software development costs                         (321,506)             (11,493)              (71,165)
  Restricted cash                                                           --               700,000              (700,000)
                                                                   ------------         ------------          ------------
          Net cash provided by (used in)
            investing activities                                     (1,303,112)             465,526            (1,158,533)
                                                                   ------------         ------------          ------------
Cash flows from financing activities:
       Proceeds from exercise of stock options                              --                25,050                   --
       Warrant conversion                                                   --                 1,350                59,400
       Notes receivable                                                     --                   --                100,000
       Proceeds from long-term debt                                     775,000              300,000                    --
       Repayment of long-term debt                                     (300,000)            (568,721)                   --
       Repayment under line of credit                                       --              (421,342)                   --
                                                                   ------------         ------------          ------------
          Net cash provided by (used in)
            financing activities                                        475,000             (663,663)              159,400
                                                                   ------------         ------------          ------------
          Net (decrease) increase in cash and cash
            equivalents                                               1,650,758           (1,028,181)           (2,520,267)
Cash and cash equivalents, beginning of year                          1,787,561            2,815,742             5,336,009
                                                                   ============         ============          ============
Cash and cash equivalents, end of year                             $  3,438,319         $  1,787,561          $  2,815,742
                                                                   ============         ============          ============
Cash paid during the period for:
               Income taxes                                        $      6,599         $        --           $        --
               Interest                                            $     28,506         $      2,598          $        --


    The accompanying notes are an integral part of the financial statements.

                         INNOVATIVE TECH SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
              For the years ended January 31, 1998, 1997 and 1996


                        Senior                                    Additional                                              Total
                    Preferred Stock            Common Stock        Paid-In                   Notes       Accumulated   Shareholders'
                   Shares      Amount       Shares      Amount     Capital     Warrants    Receivable       Deficit       Equity
                   ------      ------       ------      ------     -------     --------    ----------       -------       ------
Balance,
 January 31,
 1995                                      3,409,279   $ 63,071   $6,601,645   $  790,750   $(100,000)   $(1,266,471)   $6,088,995

Repayment of
 notes
 receivable                                                                                   100,000                      100,000
Stock split                                6,818,558    126,144     (126,144)
Warrant
 conversion                                                                        59,400                                   59,400
Net loss                                                                                                    (858,174)     (858,174)
                 ---------   --------     ----------   --------   ----------   ----------   ---------    -----------    ----------

Balance,
 January 31,
 1996                  --         --      10,227,837    189,215    6,475,501      850,150          --     (2,124,645)    5,390,221

Warrant
 Conversion                                                                         1,350                                    1,350
Acquisition of
 Facility
 Management
 Systems, Inc.                               645,619     11,944      789,764                                               801,708
Stock options
 exercised                                    15,000        277       24,773                                                25,050
Net loss                                                                                                    (364,183)     (364,183)
                 ---------   --------     ----------   --------   ----------   ----------   ---------    -----------    ----------

Balance,
 January 31,
 1997                  --         --      10,888,456    201,436    7,290,088      851,500          --     (2,488,828)    5,854,146

Reverse split
 of warrants                                                                      789,266                   (789,266)           --
Stock based
 compensation                                                        120,000                                               120,000
Net income                                                                                                   911,242       911,242
                 ---------   --------     ----------   --------   ----------   ----------   ---------    -----------    ----------
Balance,
 January 31,
 1998                  --    $    --      10,888,456   $201,436   $7,410,088   $1,640,766   $      --    $(2,366,852)   $6,885,388
                 =========   ========     ==========   ========   ==========   ==========   =========    ===========    ==========



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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Fiscal Year:

The Company's fiscal year ends on January 31. The year ended January 31, 1998 is fiscal 1998. References to years in this annual report relate to fiscal years rather than calendar years.

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Financial Instruments:

Financial instruments which are subject to fair value disclosure requirements are included in the financial statements at cost which approximates fair value.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments. The Company restricts investment of temporary cash investments to financial institutions with high credit ratings.

Revenue Recognition and Accounts Receivable:

Hardware sales and related costs are recognized as units are delivered. Revenue from the licensing of computer software is recognized when the products are shipped provided there are no significant vendor obligations remaining and collection of the receivable is probable at the time all significant contractual commitments are fulfilled. Revenue under maintenance contracts is recognized ratably over the contract. Revenues from consulting and custom programming services are recognized as the services are performed. Revenue is reduced for estimated customer returns and allowances. Accounts receivable arising from sales are not collateralized and, as a result, management monitors the financial condition of its customers to reduce the risk of loss. Accounts receivable is reduced for estimated uncollectible accounts. The reserve for uncollectible accounts was $204,790 and $45,000 at January 31, 1998 and 1997, respectively.

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

Computer Software:

Internally developed computer software costs and costs of product enhancements are capitalized subsequent to achieving technological feasibility; such capitalization continues until the product becomes available for general release. Maintenance and general upgrades are expensed as incurred. Capitalized software costs are written down to net realizable value if the carrying amount is in excess thereof. Software development costs are amortized on a product-by-product basis over periods of 3 to 5 years. Software amortization was $462,064, $255,835, and $104,226 for the years ended January 31, 1998, 1997 and
1996, respectively.

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

Earnings Per Share:

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("SFAS 128"). This statement establishes standards for computing and presenting earnings per share. Basic earnings per share is calculated using the average shares of common stock outstanding, while diluted earnings per share reflects the potential dilution that could occur if stock options and warrants were exercised. Stock options and warrants are excluded from the calculation if their effect would be antidilutive. The Company adopted SFAS 128 in the fourth quarter of fiscal 1998.

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

Long-Lived Assets:

In fiscal 1996, the Company adopted Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires the Company to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. Any loss would be recognized in the income statement and certain disclosures regarding the impairment would be made in the financial statements. SFAS No. 121 had no material effect on the Company's financial position or results of operations.

Stock-Based Compensation:

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", for fiscal years beginning after December 15, 1995. SFAS No. 123 requires companies to either recognize or disclose compensation expense for grants of stock, stock options, and other equity instruments to employees based upon fair value.

Companies choosing to continue on APB No. 25 are required to disclose pro forma net income and earnings per share data based on fair value for all awards granted in fiscal years beginning after December 15, 1994. The Company has adopted the disclosure requirements and will therefore continue to account for stock-based compensation in accordance with APB No. 25.

3. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                                                            January 31,
                                                                 -------------------------------
                                                                    1998                 1997
                                                                    ----                 ----
Computers and office equipment                                   $1,154,863           $  924,697
Furniture and fixtures                                              539,415              388,356
Leasehold improvements                                              506,586              218,058
Automobiles                                                          10,746               10,746
                                                                 ----------           ----------
                                                                  2,211,610            1,541,857
Less : Accumulated depreciation                                   (871,147)            (657,056)
                                                                 ----------           ----------
                                                                 $1,340,463           $  884,801
                                                                 ==========           ==========


Depreciation expense was $ 283,343, $202,392, and $104,122 in 1998, 1997 and
1996, respectively.

4. INCOME TAXES:

The provision for income taxes consists of the following:

                                                                    For the years ended January 31,
                                                           -------------------------------------------------
                                                              1998              1997                1996
                                                              ----              ----                ----
Current taxes:
     Federal                                               $  860,000            --                  --
     State                                                    187,000            --                  --
                                                           ----------        ----------          ----------
                                                            1,047,000            --                  --
                                                           ----------        ----------          ----------
Benefit of net operating loss carryforwards:
     Federal                                                 (718,000)           --                  --
     State                                                    (93,000)           --                  --
                                                           ----------        ----------          ----------
                                                             (811,000)
                                                           ----------        ----------          ----------
Deferred taxes:
     Federal                                                 (142,000)
     State                                                    (29,000)
                                                           ----------        ----------          ----------
                                                             (171,000)
                                                           ----------        ----------          ----------
                                                           $   65,000        $   --              $   --
                                                           ==========        ==========          ==========


The reconciliation of income taxes at the U.S. statutory rate to the provision (benefit) for income taxes for 1998, 1997 and 1996 is as follows:

                                                                          For the years ended January 31,
                                                                    ---------------------------------------------
                                                                      1998               1997               1996
                                                                      ----               ----               ----
Income taxes at the U.S. Statutory rate                               34%                (34)%              (34)%
Increase (reduction) in income taxes resulting from:
   State income taxes, net of federal benefit                          7%                 (7)%               --
   Limitation on the utilization of tax benefits                      --                  --                 31%
   Acquisition accounting differences                                 11%                 56%                --
   Deferred revenue                                                   38%                 17%                 1%
   Utilization of net operating loss carryforwards                   (74)%               (36)%               --
   Other, net                                                         (9)%                 4%                 2%
                                                                     ---                 ---                ---
                                                                       7%                 --                 --
                                                                     ===                 ===                ===


4. INCOME TAXES: - (CONTINUED)

The tax effects of temporary differences which comprise the deferred tax assets and liabilities at January 31, 1998 and 1997 were determined using an effective rate of 41%. Tax effects of temporary differences are as follows:

                                                        January 31,         January 31,
                                                           1998                 1997
                                                        -----------         ------------
Deferred tax debits:
   Net operating loss carryforwards                     $        0          $    809,800
   Deferred revenue                                        719,551               267,600
   Other liabilities                                        99,346                29,200
   Valuation allowance                                    (584,197)           (1,047,700)
                                                        ----------          ------------
                                                           234,700                58,900
Deferred tax credits:
   Property and equipment                                  (82,700)              (58,900)
                                                        ----------          ------------
   Net deferred taxes                                   $  152,000          $        --
                                                        ==========          ============




Net deferred tax assets have been recorded to the extent realizable through reversing temporary differences. The remaining net deferred tax assets are offset by a valuation allowance due to the lack of consistent earnings history.

5. LINE OF CREDIT:

The Company has a $1.5 million line of credit with a bank. The line is payable on demand and bears interest at the rate of prime plus 1/4 %. The line is collateralized by all of the assets of the Company. There were no borrowings outstanding under the line of credit at January 31, 1998. The terms of this arrangement contain requirements for maintaining defined levels of working capital, tangible net worth and cash flow. On February 9, 1998, the Company entered into an irrevocable Letter of Credit for $102,600 which is supported by the Line of Credit and will expire on December 31, 1998.

A wholly-owned subsidiary maintained a line of credit with a bank bearing interest at the rate of prime plus 1/2 %. The line expired on July 31, 1996, and the outstanding balance of $351,341 was paid in full on August 16, 1996.

6. LONG-TERM DEBT:

On January 23, 1998, the Company refinanced its term loan to $775,000 to finance leasehold improvements and furniture and equipment purchases. The loan is payable in sixty (60) fixed monthly principal payments of $12,917 plus interest at the rate of prime plus 1/4 %.

7. COMMITMENTS AND CONTINGENCIES:

The Company leases office facilities, company automobiles and company apartments, under operating leases.

The future minimum rental payments under noncancellable operating leases as of January 31, 1998, are as follows:

                   1999                            601,840
                   2000                            548,000
                   2001                            213,706
                   2002                             72,114
                   2003 &
                Thereafter                          66,603
                                               -----------
                                               $ 1,502,263
                                               ============



Rent expense for the years ended January 31, 1998, 1997 and 1996 was $632,017, $313,990 and $124,164, respectively.

The Company is a defendant in various litigation matters in the ordinary course of business, none of which management expects will have a material adverse effect on the Company's financial position or results of operations.

8. SHAREHOLDERS' EQUITY

The shares of Common Stock and Redeemable Warrants are separately tradable. Each Redeemable Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $2.33 for a period of 60 months commencing July 26, 1995. Each Redeemable Warrant is redeemable by the Company at a redemption price of $.083 per Redeemable Warrant commencing October 26, 1995 upon not less than 30 days' prior written notice by the Company, provided that the average closing bid price of the Common Stock equals or exceeds $2.92 for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day immediately prior to the notice of redemption.

On September 30, 1997, the Company obtained consent from its warrant holders to effect a one-for-eight reverse split of the redeemable common stock purchase warrants and a one-for-twenty-nine and one-eighth reduction in the exercise price of the warrants. The total number of issued and outstanding redeemable common stock purchase warrants was reduced from 10,596,000 to 1,324,500 and the exercise price was reduced to $0.08 from $2.33 per share. As a result, the Company recorded an increase to warrants and accumulated deficit of $789,266.

The Company also has outstanding (1) non-redeemable warrants to purchase 390,000 common shares at $2.50 per share which expire July 25, 1999 and (2) warrants to acquire redeemable warrants to purchase 6,750 shares of common stock at a total exercise price of $.09 per share which expire July 25, 1999.

The Board of Directors of the Company approved a three-for-one split of all outstanding shares of Common Stock and all outstanding Redeemable Common Stock Purchase Warrants on August 23, 1995. The three-for-one split was effective on September 18, 1995.

As a result of the above transactions, all historic share amounts and per share amounts in the accompanying financial statements have been adjusted to reflect the stock splits.

On July 22, 1994, the shareholders of the Company approved the conversion of all Senior Preferred Stock into Common Stock on a one-for-one basis (prior to the reverse stock split) and the authorization of a new class of preferred stock with no par value and 200,000,000 authorized shares.

9. STOCK OPTIONS

The 1994 Stock Option Plan ("Plan") which became effective July 22, 1994 provides for the granting of options to purchase up to an aggregate of 2,175,000 shares of Common Stock. 975,000 of the options were authorized during fiscal year 1995 and 1,200,000 were authorized during fiscal year 1998.

A summary of the status of the Company's Plan as of January 31, 1998, January 31, 1997 and January 31, 1996 and changes during the years ending on those dates is presented below:

                                                           Number of         Weighted Average
                                                            Shares            Exercise Price
Outstanding at January 31, 1995                             975,000                 $1.67
Granted                                                     500,000                 $1.67
------------------------------------------------------------------------------------------
Outstanding at January 31, 1996                           1,475,000                 $1.67
Granted                                                      12,500                 $2.13
Exercised                                                   (15,000)                $1.67
Terminated                                                 (530,000)                $1.67
------------------------------------------------------------------------------------------
Outstanding at January 31, 1997                             942,500                 $1.68
Granted                                                   1,321,800                 $1.45
Terminated                                                 (111,800)                $1.52
------------------------------------------------------------------------------------------
Outstanding at January 31, 1998                           2,152,500                 $1.55
------------------------------------------------------------------------------------------
Exercisable at January 31, 1998                             986,667                 $1.62
------------------------------------------------------------------------------------------


These stock options are exercisable in whole or in part, in three (3) equal annual installments, except for two (2) grants, one which vested immediately and the other which vested in two (2) equal installments, with the first such installment exercisable twelve (12) months from the date of the grant, but any such exercise must occur within ten (10) years from the date of grant.

The Company granted 100,000 options to non-employees as compensation for services rendered. The fair value of the options, $120,000, was charged to expense.

The Company applies APB 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for stock options. Had compensation costs for stock options been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS 123, the Company's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated as follows:

                                                          January 31, 1998         January 31, 1997
                                                          ----------------         ----------------
Net Earnings (Loss):
  As Reported                                                 $911,242               $(364,183)
  Pro Forma                                                   $579,558               $(368,000)
Net Earnings (Loss) Per Share:
  As Reported - Basic and Dilutive                               $0.08                  $(0.03)
  Pro Forma - Basic and Dilutive                                 $0.05                  $(0.03)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in fiscal 1998 and fiscal 1997: expected volatility of 92% and 74% for the years ended January 31, 1998 and 1997, respectively; no dividend payments are made for the expected terms; expected term of ten years; risk free interest rate on the date of grant with the maturity equal to the expected term; exercise price equal to the fair market value on the grant date.



10. SIGNIFICANT CUSTOMERS:

Revenues from significant customers as a percentage of total revenues were as follows:

  Customer                                     1998                      1997                      1996
  --------                                     ----                      ----                      ----
Customer A                                     17%                       --                         --
Customer B                                     11%                       --                         --
Customer C                                      3%                        6%                        25%
Customer D                                      2%                        6%                        11%
Customer E                                     --                         1%                        16%



11. RELATED PARTY TRANSACTIONS:

The Company leases office space under a five year lease at an annual rent of $270,000. The building is owned by a Pennsylvania Limited partnership owned by William M. Thompson, John M. Thompson and Karen A. Thompson, who are executive officers, directors and significant shareholders of the Company

In March 17, 1995, the Company pledged a $700,000 certificate of deposit as collateral for a mortgage loan obtained by Thompson Enterprises, L.P. On January 30, 1997, Thompson Enterprises, L.P. refinanced the mortgage loan, and the certificate of deposit was released and was classified as cash and cash equivalents in the January 31, 1997 balance sheet.

12. ACQUISITION:

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

          Current assets                          $  814,252
          Property and equipment                     251,084
          Software development costs                 923,903
          In-process research & development          485,000
          Other assets                                85,500
                                                  ==========
                                                  $2,559,739
                                                  ==========


The in-process research and development of $485,000 represented the fair value of in-process development projects that had not reached technological feasibility and had no probable alternative future uses, which the Company expensed at the date of the acquisition.

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

                                                For The Year Ended
                                     January 31, 1997       January 31, 1996
                                     ----------------       ----------------
            Revenues                   $10,564,018            $ 7,224,252
            Net Loss                   $  (658,248)           $(1,220,378)
            Loss per Share             $      (.06)           $      (.12)


The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisition been consummated as of the above dates, nor is such information indicative of future operating results. In addition, the pro forma financial results contain estimates since the acquired business did not maintain information on a period comparable with the Company's fiscal year end.

13. 401(K) PLAN:

Effective January 1, 1996, the Company instituted a 401(k) Plan to cover all eligible employees. The Company makes a matching contribution of $.25 for every dollar a participant contributes on the first 6% contributed, subject to a five
(5) year vesting schedule. The Company made matching contributions of $28,050 and $24,906 for the years ended January 31, 1998 and 1997, respectively.



14. EARNINGS PER SHARE:

Earnings per share have been restated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. This restatement resulted in no material change from amounts previously reported. Earnings per share are computed as follows:


                                                              1998              1997                1996
                                                              ----              ----                ----
Basic earnings per share:
  Net income (loss) available for Common Stock            $   911,242       $  (364,183)        $  (858,174)
                                                          -----------       -----------         -----------
  Average common stock outstanding                         10,888,456        10,569,089          10,227,837

Basic earnings per share                                  $      0.08       $     (0.03)        $     (0.08)
                                                          ===========       ===========         ===========

Diluted earnings per share:

Net income (loss) available for
  Common Stock and dilutive securities                    $   911,242       $  (364,183)        $  (858,174)
                                                          ===========       ===========         ===========

Average Common Stock outstanding                           10,888,456        10,569,089          10,227,837
Additional common shares resulting from
  dilutive securities:
    Stock options                                             266,310                --                  --
    Warrants                                                  428,616                --                  --
                                                          -----------       -----------         -----------

Average Common Stock and dilutive securities
  outstanding                                              11,583,382        10,569,089          10,227,837
                                                          ===========       ===========         ===========

Diluted earnings per share                                $      0.08       $     (0.03)        $     (0.08)
                                                          ===========       ===========         ===========