Form 10-Q
period 1998-04-30
INNOVATIVE TECH SYSTEMS INC
filed 1998-06-15
CIK 824008

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the three months ended April 30, 1998

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

                                       N/A
                                       ---
                (Former name, address and fiscal year, if changed
                               since last report)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X        NO
                               -------       -------

           Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                                  Class: Common

                     Outstanding at June 9, 1998: 11,442,029

                          INNOVATIVE TECH SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



 PART I - FINANCIAL INFORMATION                                                                                        PAGE(S)
                                                                                                                       ------

 Item 1.

  Consolidated Balance Sheets as of April 30, 1998 and January 31, 1998                                                      3

  Consolidated Statements of Operations for the three months ended April 30, 1998 and 1997                                   4

  Consolidated Statements of Cash Flows for the three months ended April 30, 1998 and 1997                                   5

  Notes to Consolidated Financial Statements                                                                             6 - 8


Item 2.

  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                                                             9 - 12


PART II - OTHER INFORMATION

Item 6.

   Exhibits and Reports on Form 8-K                                                                                         13

                          INNOVATIVE TECH SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                      APRIL 30,         JANUARY 31,
ASSETS                                                                                  1998               1998
                                                                                     ------------      ------------
                                                                                     (UNAUDITED)         (AUDITED)
Current assets:
     Cash and cash equivalents                                                       $  1,948,254      $  3,438,319
     Accounts receivable, net                                                           5,897,735         4,349,702
     Inventory                                                                            231,638           314,320
     Officer advance                                                                       92,957            85,727
     Deferred Taxes                                                                       152,000           152,000
     Other current assets                                                                 361,309           195,829
                                                                                     ------------      ------------
         Total current assets                                                           8,683,893         8,535,897

Property and equipment, net                                                             1,622,989         1,340,463
Computer software, net of accumulated amortization of
     $1,183,931 and $1,053,498 at April 30, 1998 and January 31, 1998                   1,211,688         1,138,876
Other assets                                                                              158,451            85,350
                                                                                     ------------      ------------
         Total assets                                                                $ 11,677,021      $ 11,100,586
                                                                                     ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
     Current portion of long-term debt                                               $    155,000      $    155,000
     Accounts payable                                                                   1,063,604           745,005
     Accrued liabilities                                                                  298,384           248,477
     Accrued  income taxes                                                                309,556           217,000
     Accrued payroll and related costs                                                    385,267           479,746
     Deferred revenue                                                                   1,655,131         1,749,970
                                                                                     ------------      ------------
         Total current liabilities                                                      3,866,942         3,595,198

Long-term debt                                                                            581,250           620,000
                                                                                     ------------      ------------
         Total liabilities                                                              4,448,192         4,215,198
                                                                                     ------------      ------------

Commitments and contingent liabilities
Shareholders' equity:
     Senior Preferred stock, no par value; authorized 200,000,000 shares; issued
       and outstanding -0- shares as of April 30, 1998 and January 31, 1998                    --                --

     Common stock, par value $.0185; authorized 100,000,000 shares; issued and outstanding 11,334,373 as of April 30, 1998 and 10,888,456 as of January
       31, 1998                                                                           209,686           201,436
     Additional paid-in capital                                                         8,011,587         7,410,038
     Warrants                                                                           1,178,269         1,640,766
     Accumulated deficit                                                               (2,170,713)       (2,366,852)
                                                                                     ------------      ------------
         Total shareholders' equity                                                     7,228,829         6,885,388
                                                                                     ------------      ------------

         Total liabilities and shareholders' equity                                  $ 11,677,021      $ 11,100,586
                                                                                     ============      ============




    The accompanying notes are an integral part of the financial statements.

                          INNOVATIVE TECH SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   FOR THE THREE MONTHS ENDED,
                                                 -------------------------------
                                                 APRIL 30, 1998   APRIL 30, 1997
                                                 --------------   --------------
Revenues:
     Software                                       $ 1,496,992     $ 1,424,993
     Hardware                                         1,283,070         735,611
     Services and support                             1,802,406       1,059,635
                                                    -----------     -----------

         Total revenues                               4,582,468       3,220,239
                                                    -----------     -----------

Cost of revenues:
     Software                                           149,592         165,958
     Hardware                                           678,916         448,325
     Services and support                               393,789         472,575
                                                    -----------     -----------

         Total cost of revenues                       1,222,297       1,086,858
                                                    -----------     -----------

Gross margin                                          3,360,171       2,133,381
                                                    -----------     -----------

Operating expenses:
     Selling, general and administrative              2,576,899       1,786,286
     Research & development                             500,984         281,777
                                                    -----------     -----------

         Total operating expenses                     3,077,883       2,068,063
                                                    -----------     -----------

Income/(loss) from operations                           282,288          65,318

     Interest income                                     22,218          18,739
     Interest (expense)                                 (11,761)         (9,012)
                                                    -----------     -----------

Income/(loss) before income taxes                       292,745          75,045
Provision for income taxes                               96,606              --
                                                    -----------     -----------

Net income/(loss)                                   $   196,139     $    75,045
                                                    ===========     ===========


Basic per share data:
  Basic earnings per share                          $      0.02     $      0.01
                                                    ===========     ===========

  Weighted average shares outstanding - basic        11,078,963      10,888,456
                                                    ===========     ===========

Diluted per share data:
  Diluted earnings per share                        $      0.01     $      0.01
                                                    ===========     ===========

  Weighted average shares outstanding - diluted      13,686,693      10,938,613
                                                    ===========     ===========


    The accompanying notes are an integral part of the financial statements.

                          INNOVATIVE TECH SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              FOR THE THREE MONTHS ENDED,
                                                                              ---------------------------
                                                                               APRIL 30,        APRIL 30,
                                                                                 1998             1997
                                                                              -----------      ----------
Cash flows from operating activities:
     Net income                                                               $   196,139      $   75,045
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
     Depreciation and amortization                                                232,803         157,139
     Loss on disposal of equipment                                                     --           8,562
     Changes in operating assets and liabilities:
       Accounts receivable                                                     (1,548,033)       (184,000)
       Inventory                                                                   82,682          57,615
       Advances - officers                                                         (7,230)          5,312
       Other assets                                                              (238,581)        (58,540)
       Accounts payable                                                           318,599         (55,315)
       Accrued liabilities                                                         49,907          26,553
       Accrued income taxes                                                        92,556              --
       Accrued payroll and related costs                                          (94,479)         62,070
       Deferred revenue                                                           (94,839)        (59,471)
                                                                              -----------      ----------
         Net cash provided by (used in) operating activities                   (1,010,476)         34,970
                                                                              -----------      ----------

Cash flows from investing activities:
     Purchase of property and equipment                                          (384,896)        (83,574)
     Purchase of software                                                         (10,249)        (49,977)
     Capitalization of software development                                      (192,996)             --
                                                                              -----------      ----------
         Net cash used in investing activities                                   (588,141)       (133,551)
                                                                              -----------      ----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                       147,302              --
     Repayment of long-term debt                                                  (38,750)        (10,714)
                                                                              -----------      ----------
         Net cash provided by (used in) financing activities                      108,552         (10,714)
                                                                              -----------      ----------

         Net decrease in cash and cash equivalents                             (1,490,065)       (109,295)
Cash and cash equivalents, beginning of period                                  3,438,319       1,787,561
                                                                              -----------      ----------

Cash and cash equivalents, end of period                                      $ 1,948,254      $1,678,266
                                                                              ===========      ==========





    The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on May 1, 1998.

1. DESCRIPTION OF BUSINESS:

The consolidated financial statements include the accounts of Innovative Tech Systems, Inc. (the "Company") and its two wholly-owned subsidiaries, which were formed during fiscal year 1997. A third subsidiary, Innovative Tech Systems, Inc. of Delaware, was merged into the Company on January 31, 1998 and the separate coexistence of the subsidiary was terminated. The Company is principally involved in the business of designing, developing and marketing facilities management software products. The Company derives revenues from selling and installing hardware and software for licensed use by clients in diverse industries. The Company's revenues are predominantly generated through sales to customers in the United States.

2. PROPERTY AND EQUIPMENT:

Property and equipment comprised the following:

                                                                April 30, 1998      January 31, 1998
                                                                --------------      ----------------
                                                                  (unaudited)           (audited)

         Computers and office equipment                           $1,426,208           $1,154,863
         Furniture and fixtures                                      569,541              539,415
         Leasehold improvements                                      590,011              506,586
         Automobiles                                                  10,746               10,746
                                                                  ----------           ----------
                                                                   2,596,506            2,211,610
         Less accumulated depreciation                              (973,517)            (871,147)
                                                                  ----------           ----------
                                                                  $1,622,989           $1,340,463
                                                                  ==========           ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3. INVENTORIES:

Inventories consist of hardware, accessories and repair parts that are purchased and resold to customers. Inventories are valued at cost, but not in excess of net realizable value. Cost is determined using the first-in, first-out method.


4. EARNINGS PER SHARE:

In February, 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("SFAS 128"). This statement establishes standards for computing and presenting earnings per share. Basic earnings per share is calculated using the average shares of common stock outstanding, while diluted earnings per share reflects the potential dilution that could occur if stock options and warrants were exercised. Stock options and warrants are excluded from the calculation if their effect would be antidilutive.

Earnings per share have been restated in accordance with SFAS 128. This restatement resulted in no material change from amounts previously reported. Earnings per share are computed as follows:

                                                               For the three months ended April 30,
                                                                       1998            1997
                                                                    -----------     -----------
Basic earnings per share:
  Net income available for common stock                             $   196,139     $    75,045
                                                                    ===========     ===========

  Average common stock outstanding                                   11,078,963      10,888,456

  Basic earnings per share                                          $      0.02     $      0.01
                                                                    ===========     ===========

Diluted earnings per share:
  Net income available for common stock and dilutive securities     $   196,139     $    75,045

  Average common stock outstanding                                   11,078,963      10,888,456
  Additional common shares resulting from dilutive securities:
     Stock options                                                    1,327,361          50,157
     Warrants                                                         1,280,369              --
                                                                    -----------     -----------

  Average common stock and dilutive securities outstanding           13,686,693      10,938,613
                                                                    ===========     ===========

  Diluted earnings per share                                        $      0.01     $      0.01
                                                                    ===========     ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

5. SIGNIFICANT CUSTOMERS:

Revenues from significant customers as a percentage of total revenues were as follows:

                                   For the three months ended,
                        --------------------------------------------------
    Customer            April 30, 1998                      April 30, 1997
    --------            --------------                      --------------

    Customer A               23%                                   4%




6. RELATED PARTY TRANSACTIONS:

The Company leases office space under a five year lease at an annual rent of $270,000. The building is owned by a Pennsylvania Limited Partnership owned by William M. Thompson and John M. Thompson who are executive officers, directors and significant shareholders of the Company, and Karen A. Thompson who is an executive officer of the Company.

7. COMMITMENTS AND CONTINGENCIES:

The Company is a defendant in various litigation matters in the ordinary course of business, none of which management expects will have a material adverse effect on the Company's financial position or results of operations.

8. SIGNIFICANT EVENTS:

On May 7, 1998, Peregrine Systems, Inc. ("PSI") and the Company entered into a definitive agreement (the "Merger Agreement") pursuant to which PSI will acquire Innovative Tech in a tax-free merger in which a wholly-owned subsidiary of PSI will merge into the Company, with the Company being the surviving corporation. Accordingly, following the merger, the Company will become a wholly-owned subsidiary of PSI.

Pursuant to the Merger Agreement, holders of shares of the Company's Common Stock will receive 0.2341 shares of PSI's Common Stock for each share of the Company's Common Stock held by them in a tax-free, stock-for-stock exchange. PSI expects to issue approximately 3.35 million shares of its Common Stock in exchange for all of the outstanding equity securities of the Company. As of May 7, 1998, the day the Merger Agreement was signed, the merger valued the Company at $76.6 million or $5.36 per share.

Consummation of the merger is subject to customary closing conditions, including the approval of the merger by the stockholders of the Company, and the registration with the Securities and Exchange Commission of the PSI shares to be issued. The acquisition is expected to be consummated during the calendar quarter ending September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results. These risks and uncertainties include, without limitation, the impact of economic conditions generally and in the facilities management industry; the competitive nature of the software development and marketing industry; dependence on the Company's proprietary technology; the Company's ability to enhance its existing products and develop and introduce new products which keep pace with technological developments in the marketplace; and the risk of unavailability of adequate capital or financing. Any of the preceding factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statement.


OVERVIEW AND SIGNIFICANT EVENTS

On May 7, 1998, Peregrine Systems, Inc. ("PSI") and the Company entered into a definitive agreement (the "Merger Agreement") pursuant to which PSI will acquire Innovative Tech in a tax-free merger in which a wholly-owned subsidiary of PSI will merge into the Company, with the Company being the surviving corporation. Accordingly, following the merger, the Company will become a wholly-owned subsidiary of PSI.

Pursuant to the Merger Agreement, holders of shares of the Company's Common Stock will receive 0.2341 shares of PSI's Common Stock for each share of the Company's Common Stock held by them in a tax-free, stock-for-stock exchange. PSI expects to issue approximately 3.35 million shares of its Common Stock in exchange for all of the outstanding equity securities of the Company. As of May 7, 1998, the day the Merger Agreement was signed, the merger valued the Company at $76.6 million or $5.36 per share.

Consummation of the merger is subject to customary closing conditions, including the approval of the merger by the stockholders of the Company, and the registration with the Securities and Exchange Commission of the PSI shares to be issued. The acquisition is expected to be consummated during the calendar quarter ending September 30, 1998.

The significant progress made by the Company during Fiscal 1998 has continued through the first quarter of Fiscal 1999, as the Company reported revenues of $4,582,468 for the three months ended April 30, 1998. The continued revenue growth experienced by the Company continues to be the result of increased sales volume from its strategic marketing efforts, new product releases, increased services and support and its commitment to continued investment and expansion of its sales force.

Hardware sales and related costs are recognized as units are delivered. Revenue from the licensing of computer software is recognized by the Company when the products are shipped provided there are no significant Company obligations remaining and collection of the receivable is probable at the time all significant contractual commitments are fulfilled. Revenue under maintenance contracts is recognized by the Company ratably over the contract. Revenues from consulting and custom programming services are recognized by the Company as the services are performed. Revenue is reduced for estimated customer returns and allowances.

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." SOP No. 97-2 is effective for the Company's fiscal year beginning February 1, 1998, and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP No. 97-2 supersedes SOP No. 91-1, "Software Revenue Recognition." Application of SOP No. 97-2 is not expected to materially impact the Company's revenue.

On July 26, 1996, the Company acquired Facility Management Systems, Inc. ("FMS"), a developer of specialty software systems used in the management of facilities, utilizing hand-held data collection devices to monitor operating conditions and ensure regulatory compliance within a facility. Current users of the systems include Ford Motor Company, Chrysler Corporation and Pitney Bowes. The acquisition created a significant presence for the Company in the Midwestern United States.

On April 11, 1996, the Company signed a seven year strategic marketing agreement with Elektrowatt AG Landis & Staefa Division (Europe), formerly referred to as Landis & Gyr [Europe] Corp., a Swiss-based provider of building performance and energy efficiency solutions, with $2.1 billion in annual revenues. Under the terms of the agreement, Elektrowatt AG Landis & Staefa Division (Europe) will distribute and market the Company's SPANoFM(TM) product line in Europe, South Africa, and the Near and the Middle East. The terms of the agreement in the initial year call for Elektrowatt AG Landis & Staefa Division (Europe) to commit financial resources for revisions and enhancements to the SPANoFM(TM) product line. During the remaining six years of the contract, the Company is to receive royalties based on revenue generated from product distribution and sales of SPANoFM(TM) by Elektrowatt AG Landis & Staefa Division (Europe) in Europe. To date, SPANoFM(TM) software has been translated into German, Swedish and Italian; a French translation is presently underway. The Company recognized $156,492 in revenues pursuant to the agreement for the three months ended April 30, 1998.



RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997
Total revenues for the three months ended April 30, 1998 and 1997 were $4,582,468 and $3,220,239, respectively. Management attributes the increase to the release of the Windows(TM) version of its SPANoFM(TM) product line and increased sales and marketing activities that generated a higher volume of sales transactions. Software revenues for the three months ended April 30, 1998 increased by $71,999 or 5 percent over the same three month period in fiscal 1998. For the three months ended April 30, 1998 hardware revenues increased $547,459 or 74% over the same three month period in fiscal 1998 hardware revenues. The increase is primarily attributable to one sale made to the Company's significant customer for the quarter. Services and support revenues for the three months ended April 30, 1998 increased $742,771 or 70% over the same three month period in fiscal 1998. This increase is primarily attributable to the past increases in software sales. The Company normally charges an 18% maintenance fee along with the software for support and upgrades. These fees are recognized over the period of the contract, normally one year. As past software sales increase, so does the services and support revenue.

Though some revenues are generated through sales to significant customers, the Company does not rely on any one significant customer. If the Company was to lose some of these customers, the Company feels that the effect on its financial position and continuing operations would be minimal.

Cost of revenues were $1,222,297 and $1,086,858 for the three months ended April 30, 1998 and 1997, respectively. The increase from 1997 to 1998 is mainly attributable to the growth in sales made by the Company, which can be evidenced through its increase in revenues. As a percentage of net revenue, the cost of revenues for the three months ended April 30, 1998 was 27% compared to the same period in 1997 which was 34%. The substantial change can be attributed to the increase in services and support revenue realized by the Company during the quarter ended April 30, 1998 since such revenues have a very high profit margin. It alone as a percentage of net revenues increased from 6% for the three months ended April 30, 1997 to 13% for the three months ended April 30, 1998. Included within cost of revenues are hardware, software and accessories purchased by the Company and subsequently resold to customers, amortization of capitalized software, and salaries and wages of service and support personnel. Hardware purchases are made only as required under customer contracts. Therefore, the volume of hardware purchases may fluctuate significantly based upon specific contract requirements.

Selling, general and administrative expenses were $2,576,899 and $1,786,286 for the three months ended April 30, 1998 and 1997, respectively. The increase in 1998 is due to increased wages incurred by the Company as a result of hiring additional personnel to support the Company's development, sales and marketing efforts. The increased development and marketing efforts have resulted in increased revenues. Selling, general and administrative expenses as a percentage of revenues was 56 percent for the three months ended April 30, 1998 and 55 percent for the same time period in 1997.

Research & development expenses were $500,984 and $281,777 for the three months ended April 30, 1998 and 1997, respectively. As the Company continues to grow, it needs to expand its product base. Therefore, the Company has committed to devote more effort in the research and development area. The Company believes that the costs it is incurring currently will result in larger profits in the future through new and improved products. As a percent of net revenues, research & development increased from 9% for the three months ended April 30, 1997 to 11% for the same time period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have related to and are expected to continue to relate to capital investments and working capital requirements. The Company has met its liquidity needs over the last two years primarily through funds provided by its operating activities and its term loan. On January 30, 1997, the Company obtained a $1.5 million bank line of credit. The line is payable on demand and bears interest at a rate of prime plus 1/4%. There were no borrowings outstanding under the line of credit at April 30, 1998. In January, 1998, the Company entered into a new $775,000 term loan. On February 9, 1998, the Company entered into a letter of credit for $102,600, which is supported by the line of credit. The Company believes that cash provided by operating activities and the available bank line of credit should be adequate for its presently foreseeable working capital and capital investment requirements.

For the three months ended April 30, 1998, the Company utilized $1,010,476 from operations, utilized $588,141 for the purchases of property and equipment, software and software development, repaid $38,750 of long-term debt and received $147,302 from the sale of securities.

Accounts receivable at April 30, 1998 increased by $1,548,033 from the January 31, 1998 balance. This increase is due primarily to the higher sales revenue in the last month of the quarter ended April 30, 1998 compared to the prior quarter, since invoices are not due until 30 days after the invoice is sent. The Company has not experienced any material collection difficulties. Working capital at April 30, 1998 was $4,816,951. The Company had $736,250 of term debt at April 30, 1998.

For the three months ended April 30, 1997, the Company generated $34,970 from operations, utilized $133,551 for the purchases of property, equipment, and software and $10,714 for repayment of long-term debt.

Accounts receivable at April 30, 1997 increased by $184,000 from the January 31, 1997 balance. This increase was due primarily to the increased sales volume experienced for the three months ended April 30, 1997. Working capital at April 30, 1997 was $4,175,019. The Company had $289,286 of term debt at April 30, 1997.

IMPACT OF THE YEAR 2000 ISSUE
Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such Year 2000 requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

The Company utilizes third party equipment and software that may not be Year 2000 compliant. The Company is conducting an internal audit of products provided by outside vendors to determine if such third party products are Year 2000 compliant. Failure of such third party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the business, results of operations and financial condition. If key systems, or a significant number of systems, were to fail as a result of Year 2000 problems or the Company was to experience delays implementing Year 2000 compliant software products, the Company could incur substantial costs and disruption of the business, which would potentially have a material adverse effect on the results of operations and financial conditions.

The Company is still assessing the impact the Year 2000 issue will have on its proprietary software products and internal information systems and will take appropriate corrective actions based on the results of such analyses. Management of the company has not yet determined the costs related to achieving Year 2000 compliance but does not believe such costs will be material. To the extent the costs of achieving Year 2000 compliance are material, such costs will have a material adverse effect on the business, results of operations, and financial conditions.

In the ordinary course of business, the Company tests and evaluates its own software products. The Company believes that its software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of such software products with respect to four digit date dependent data or the ability of such products to correctly create, store, process and output information related to such data. There can be no assurances, however, that the Company will not subsequently learn that certain of its software products do not contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. In addition, in certain circumstances, the Company has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of its products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data. If any licensees experience Year 2000 problems, such licensees could assert claims for damages.

In addition, the purchasing patterns of customers and potential customers may be affected by Year 2000 issues. Many companies are expending significant resources to correct their current software systems for the Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could have an adverse effect on the business, results of operations, and financial condition of the Company.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 of Regulation S-K.

         (2) Agreement and Plan of Reorganization by and among PSI, the Company and Homer Acquisition Corporation, dated as of May 7, 1998.*

         Item no. 27, Financial Data Schedule.

(b)      Reports on Form 8-K.

         The Company filed a Form 8-K with the SEC on May 27, 1998 to report, under Item 5, the definitive merger agreement entered into between PSI and the Company pursuant to which the Company will become a wholly-owned subsidiary of PSI in a tax-free merger.




* - Incorporated by reference to Exhibit No. 2.1 filed with the Company's report on form 8-K, dated May 27, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      By:\s\ John M. Thompson
                                         --------------------
                                             John M. Thompson,
                                             President, Chief Operating Officer,
                                              And Chief Financial Officer



                                             Dated:  June 15, 1998